Form 10-K
period 2020-12-31
BBCMS Mortgage Trust 2019-C3
filed 2021-03-17
CIK 1772527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The SSTII Self Storage Portfolio II Mortgage Loan, the Vanguard Portfolio Mortgage Loan, the SWVP Portfolio Mortgage Loan, the Inland Devon Self Storage Portfolio Mortgage Loan, the Wolverine Portfolio Mortgage Loan, the Kings Mountain Center Mortgage Loan, the Patuxent Crossing Mortgage Loan and The Block Northway Mortgage Loan, which constituted approximately 6.1%, 5.9%, 4.8%, 4.4%, 3.2%, 2.7%, 2.1% and 1.8%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the SSTII Self Storage Portfolio II Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity, (b) with respect to the Vanguard Portfolio Mortgage Loan, four other pari passu loans and one subordinate companion loan, each of which are not assets of the issuing entity, (c) with respect to the SWVP Portfolio Mortgage Loan, eight other pari passu loans, which are not assets of the issuing entity, (d) with respect to the Inland Devon Self Storage Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (e) with respect to the Wolverine Portfolio Mortgage Loan, five other pari passu loans, which are not assets of the issuing entity, (f) with respect to the Kings Mountain Center Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (g) with respect to the Patuxent Crossing Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity and (h) with respect to The Block Northway Mortgage Loan, six other pari passu loans, which are not assets of the issuing entity. These loan combinations, including the SSTII Self Storage Portfolio II Mortgage Loan, the Vanguard Portfolio Mortgage Loan, the SWVP Portfolio Mortgage Loan, the Inland Devon Self Storage Portfolio Mortgage Loan, the Wolverine Portfolio Mortgage Loan, the Kings Mountain Center Mortgage Loan, the Patuxent Crossing Mortgage Loan and The Block Northway Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the ExchangeRight Net Leased Portfolio 24 Mortgage Loan, which constituted approximately 1.6% of the asset pool of the issuing entity as of its cut-off date.  The ExchangeRight Net Leased Portfolio 24 Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the ExchangeRight Net Leased Portfolio 24 Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the CSAIL 2019-C15 Commercial Mortgage Trust transaction, Commission File Number 333-227081-01 (the “CSAIL 2019-C15 Transaction”). This loan combination, including the ExchangeRight Net Leased Portfolio 24 Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the CSAIL 2019-C15 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to The Colonnade Office Complex Mortgage Loan and the Southern Motion Industrial Portfolio Mortgage Loan, which constituted approximately 3.2% and 1.1%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Colonnade Office Complex Mortgage Loan and the Southern Motion Industrial Portfolio Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to The Colonnade Office Complex Mortgage Loan, seven other pari passu loans and seven subordinate companion loans, which are not assets of the issuing entity or (b) with respect to the Southern Motion Industrial Portfolio Mortgage Loan, four other pari passu loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the UBS Commercial Mortgage Trust 2019-C16 transaction, Commission File Number 333-227784-03 (the “UBS 2019-C16 Transaction”). These loan combinations, including The Colonnade Office Complex Mortgage Loan and the Southern Motion Industrial Portfolio Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2019-C16 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Goodyear Portfolio Mortgage Loan and the Heartland Dental Medical Office Portfolio Mortgage Loan, which constituted approximately 1.7% and 1.5%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Goodyear Portfolio Mortgage Loan and the Heartland Dental Medical Office Portfolio Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Goodyear Portfolio Mortgage Loan, one other pari passu loan and one subordinate companion loan, which are not assets of the issuing entity or (b) with respect to the Heartland Dental Medical Office Portfolio Mortgage Loan, ten other pari passu loans, which are not assets of the issuing entity. The other pari passu portion of each loan combination was securitized in the Wells Fargo Commercial Mortgage Trust 2019-C50 transaction, Commission File Number 333-226486-05 (the “WFCM 2019-C50 Transaction”). These loan combinations, including the Goodyear Portfolio Mortgage Loan and the Heartland Dental Medical Office Portfolio Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the WFCM 2019-C50 Transaction, which is incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the GNL Industrial Portfolio Mortgage Loan and the ExchangeRight Net Leased Portfolio 26 Mortgage Loan, which constituted approximately 5.2% and 2.1%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The GNL Industrial Portfolio Mortgage Loan and ExchangeRight Net Leased Portfolio 26 Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the GNL Industrial Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity or (b) with respect to the ExchangeRight Net Leased Portfolio 26 Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity. These loan combinations, including the GNL Industrial Portfolio Mortgage Loan and the ExchangeRight Net Leased Portfolio 26 Mortgage Loan, were serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the GNL Industrial Portfolio  loan combination and the ExchangeRight Net Leased Portfolio 26 loan combination in the CSAIL 2019-C16 Commercial Mortgage Trust transaction, Commission File Number 333-227081-02 (the “CSAIL 2019-C16 Transaction”).  After the closing of the CSAIL 2019-C16 Transaction on June 27, 2019, these loan combinations, including the GNL Industrial Portfolio Mortgage Loan and the ExchangeRight Net Leased Portfolio 26 Mortgage Loan were, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the CSAIL 2019-C16 Transaction, which is incorporated by reference as Exhibit 4.9 to this Annual Report on Form 10-K.

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer and special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer and special servicer of The Colonnade Office Complex Mortgage Loan and the Southern Motion Industrial Portfolio Mortgage Loan, the primary servicer of the GNL Industrial Portfolio Mortgage Loan, the ExchangeRight Net Leased Portfolio 26 Mortgage Loan, the Heartland Dental Medical Office Portfolio Mortgage Loan, the ILPT Hawaii Portfolio Mortgage Loan and the ExchangeRight Net Leased Portfolio 24 Mortgage Loan and the special servicer of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan  prior to April 8, 2020. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the GNL Industrial Portfolio Mortgage Loan, the NEMA San Francisco Mortgage Loan, The Colonnade Office Complex Mortgage Loan, the 787 Eleventh Avenue Mortgage Loan, the ExchangeRight Net Leased Portfolio 26 Mortgage Loan, the Goodyear Portfolio Mortgage Loan, the ExchangeRight Net Leased Portfolio 24 Mortgage Loan, the Heartland Dental Medical Office Portfolio Mortgage Loan, the Southern Motion Industrial Portfolio Mortgage Loan, the ILPT Hawaii Portfolio Mortgage Loan and the Christiana Mall Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Christiana Mall Mortgage Loan, the 787 Eleventh Avenue Mortgage Loan, the ExchangeRight Net Leased Portfolio 24 Mortgage Loan, the ILPT Hawaii Portfolio Mortgage Loan, the NEMA San Francisco Mortgage Loan, The Colonnade Office Complex Mortgage Loan, the Southern Motion Industrial Portfolio Mortgage Loan, the Goodyear Portfolio Mortgage Loan, the Heartland Dental Medical Office Portfolio Mortgage Loan, the GNL Industrial Portfolio Mortgage Loan and the ExchangeRight Net Leased Portfolio 26 Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the 787 Eleventh Avenue Mortgage Loan, the ILPT Hawaii Portfolio Mortgage Loan, the Goodyear Portfolio Mortgage Loan, the Heartland Dental Medical Office Portfolio, the NEMA San Francisco Mortgage Loan, the GNL Industrial Portfolio Mortgage Loan, the ExchangeRight Net Leased Portfolio 26 Mortgage Loan and the ExchangeRight Net Leased Portfolio 24 Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of AEGON USA Realty Advisors, LLC as special servicer of the 787 Eleventh Avenue Mortgage Loan, 3650 REIT Loan Servicing LLC as special servicer of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan on and after April 8, 2020, Rialto Capital Advisors, LLC as special servicer of the ILPT Hawaii Portfolio Mortgage Loan, the Goodyear Portfolio Mortgage Loan and the Heartland Dental Medical Office Portfolio Mortgage Loan and Situs Holdings, LLC as special servicer of the NEMA San Francisco Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of AEGON USA Realty Advisors, LLC as special servicer of the 787 Eleventh Avenue Mortgage Loan, 3650 REIT Loan Servicing LLC as special servicer of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan on and after April 8, 2020, Rialto Capital Advisors, LLC as special servicer of the ILPT Hawaii Portfolio Mortgage Loan, the Goodyear Portfolio Mortgage Loan and the Heartland Dental Medical Office Portfolio Mortgage Loan, Situs Holdings, LLC as special servicer of the NEMA San Francisco Mortgage Loan and LNR Partners, LLC as special servicer of the GNL Industrial Portfolio Mortgage Loan and the ExchangeRight Net Leased Portfolio 26 Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as custodian and as trustee.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

33.60       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan prior to April 8, 2020 (see Exhibit 33.1)

33.61       3650 REIT Loan Servicing LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan on and after April 8, 2020 (Omitted. See Explanatory Notes.)

33.62       Wells Fargo Bank, National Association, as Trustee of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (Omitted. See Explanatory Notes.)

33.63       Wells Fargo Bank, National Association, as Custodian of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (see Exhibit 33.4)

33.64       Park Bridge Lender Services LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan

33.65       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 33.1)

33.66       Rialto Capital Advisors, LLC, as Special Servicer of the ILPT Hawaii Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.67       Wells Fargo Bank, National Association, as Trustee of the ILPT Hawaii Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.68       Wells Fargo Bank, National Association, as Custodian of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 33.4)

33.69       Park Bridge Lender Services LLC, as Operating Advisor of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 33.64)

33.70       KeyBank National Association, as Primary Servicer of the NEMA San Francisco Mortgage Loan (see Exhibit 33.6)

33.71       Situs Holdings, LLC, as Special Servicer of the NEMA San Francisco Mortgage Loan (Omitted. See Explanatory Notes.)

33.72       Wells Fargo Bank, National Association, as Trustee of the NEMA San Francisco Mortgage Loan (Omitted. See Explanatory Notes.)

33.73       Wells Fargo Bank, National Association, as Custodian of the NEMA San Francisco Mortgage Loan (see Exhibit 33.4)

33.74       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Colonnade Office Complex Mortgage Loan (see Exhibit 33.1)

33.75       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Colonnade Office Complex Mortgage Loan (see Exhibit 33.1)

33.76       Wells Fargo Bank, National Association, as Trustee of The Colonnade Office Complex Mortgage Loan (Omitted. See Explanatory Notes.)

33.77       Wells Fargo Bank, National Association, as Custodian of The Colonnade Office Complex Mortgage Loan (see Exhibit 33.4)

33.78       Park Bridge Lender Services LLC, as Operating Advisor of The Colonnade Office Complex Mortgage Loan (see Exhibit 33.64)

33.79       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Southern Motion Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.80       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Southern Motion Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.81       Wells Fargo Bank, National Association, as Trustee of the Southern Motion Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.82       Wells Fargo Bank, National Association, as Custodian of the Southern Motion Industrial Portfolio Mortgage Loan (see Exhibit 33.4)

33.83       Park Bridge Lender Services LLC, as Operating Advisor of the Southern Motion Industrial Portfolio Mortgage Loan (see Exhibit 33.64)

33.84       Wells Fargo Bank, National Association, as Primary Servicer of the Goodyear Portfolio Mortgage Loan (see Exhibit 33.47)

33.85       Rialto Capital Advisors, LLC, as Special Servicer of the Goodyear Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.86       Wilmington Trust, National Association, as Trustee of the Goodyear Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.87       Wells Fargo Bank, National Association, as Custodian of the Goodyear Portfolio Mortgage Loan (see Exhibit 33.4)

33.88       Park Bridge Lender Services LLC, as Operating Advisor of the Goodyear Portfolio Mortgage Loan (see Exhibit 33.64)

33.89       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Goodyear Portfolio Mortgage Loan (see Exhibit 33.51)

33.90       National Tax Search, LLC, as Servicing Function Participant of the Goodyear Portfolio Mortgage Loan (see Exhibit 33.52)

33.91       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.92       Rialto Capital Advisors, LLC, as Special Servicer of the Heartland Dental Medical Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.93       Wilmington Trust, National Association, as Trustee of the Heartland Dental Medical Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.94       Wells Fargo Bank, National Association, as Custodian of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 33.4)

33.95       Park Bridge Lender Services LLC, as Operating Advisor of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 33.64)

33.96       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the GNL Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.97       LNR Partners, LLC, as Special Servicer of the GNL Industrial Portfolio Mortgage Loan

33.98       Wells Fargo Bank, National Association, as Trustee of the GNL Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.99       Wells Fargo Bank, National Association, as Custodian of the GNL Industrial Portfolio Mortgage Loan (see Exhibit 33.4)

33.100     Pentalpha Surveillance LLC, as Operating Advisor of the GNL Industrial Portfolio Mortgage Loan (see Exhibit 33.5)

33.101     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (see Exhibit 33.1)

33.102     LNR Partners, LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (see Exhibit 33.97)

33.103     Wells Fargo Bank, National Association, as Trustee of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (Omitted. See Explanatory Notes.)

33.104     Wells Fargo Bank, National Association, as Custodian of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (see Exhibit 33.4)

33.105     Pentalpha Surveillance LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (see Exhibit 33.5)

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

34.60       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan prior to April 8, 2020 (see Exhibit 34.1)

34.61       3650 REIT Loan Servicing LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan on and after April 8, 2020 (Omitted. See Explanatory Notes.)

34.62       Wells Fargo Bank, National Association, as Trustee of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (Omitted. See Explanatory Notes.)

34.63       Wells Fargo Bank, National Association, as Custodian of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (see Exhibit 34.4)

34.64       Park Bridge Lender Services LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan

34.65       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 34.1)

34.66       Rialto Capital Advisors, LLC, as Special Servicer of the ILPT Hawaii Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.67       Wells Fargo Bank, National Association, as Trustee of the ILPT Hawaii Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.68       Wells Fargo Bank, National Association, as Custodian of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 34.4)

34.69       Park Bridge Lender Services LLC, as Operating Advisor of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 34.64)

34.70       KeyBank National Association, as Primary Servicer of the NEMA San Francisco Mortgage Loan (see Exhibit 34.6)

34.71       Situs Holdings, LLC, as Special Servicer of the NEMA San Francisco Mortgage Loan (Omitted. See Explanatory Notes.)

34.72       Wells Fargo Bank, National Association, as Trustee of the NEMA San Francisco Mortgage Loan (Omitted. See Explanatory Notes.)

34.73       Wells Fargo Bank, National Association, as Custodian of the NEMA San Francisco Mortgage Loan (see Exhibit 34.4)

34.74       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Colonnade Office Complex Mortgage Loan (see Exhibit 34.1)

34.75       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Colonnade Office Complex Mortgage Loan (see Exhibit 34.1)

34.76       Wells Fargo Bank, National Association, as Trustee of The Colonnade Office Complex Mortgage Loan (Omitted. See Explanatory Notes.)

34.77       Wells Fargo Bank, National Association, as Custodian of The Colonnade Office Complex Mortgage Loan (see Exhibit 34.4)

34.78       Park Bridge Lender Services LLC, as Operating Advisor of The Colonnade Office Complex Mortgage Loan (see Exhibit 34.64)

34.79       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Southern Motion Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.80       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Southern Motion Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.81       Wells Fargo Bank, National Association, as Trustee of the Southern Motion Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.82       Wells Fargo Bank, National Association, as Custodian of the Southern Motion Industrial Portfolio Mortgage Loan (see Exhibit 34.4)

34.83       Park Bridge Lender Services LLC, as Operating Advisor of the Southern Motion Industrial Portfolio Mortgage Loan (see Exhibit 34.64)

34.84       Wells Fargo Bank, National Association, as Primary Servicer of the Goodyear Portfolio Mortgage Loan (see Exhibit 34.47)

34.85       Rialto Capital Advisors, LLC, as Special Servicer of the Goodyear Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.86       Wilmington Trust, National Association, as Trustee of the Goodyear Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.87       Wells Fargo Bank, National Association, as Custodian of the Goodyear Portfolio Mortgage Loan (see Exhibit 34.4)

34.88       Park Bridge Lender Services LLC, as Operating Advisor of the Goodyear Portfolio Mortgage Loan (see Exhibit 34.64)

34.89       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Goodyear Portfolio Mortgage Loan (see Exhibit 34.51)

34.90       National Tax Search, LLC, as Servicing Function Participant of the Goodyear Portfolio Mortgage Loan (see Exhibit 34.52)

34.91       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.92       Rialto Capital Advisors, LLC, as Special Servicer of the Heartland Dental Medical Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.93       Wilmington Trust, National Association, as Trustee of the Heartland Dental Medical Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.94       Wells Fargo Bank, National Association, as Custodian of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 34.4)

34.95       Park Bridge Lender Services LLC, as Operating Advisor of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 34.64)

34.96       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the GNL Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.97       LNR Partners, LLC, as Special Servicer of the GNL Industrial Portfolio Mortgage Loan

34.98       Wells Fargo Bank, National Association, as Trustee of the GNL Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.99       Wells Fargo Bank, National Association, as Custodian of the GNL Industrial Portfolio Mortgage Loan (see Exhibit 34.4)

34.100     Pentalpha Surveillance LLC, as Operating Advisor of the GNL Industrial Portfolio Mortgage Loan (see Exhibit 34.5)

34.101     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (see Exhibit 34.1)

34.102     LNR Partners, LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (see Exhibit 34.97)

34.103     Wells Fargo Bank, National Association, as Trustee of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (Omitted. See Explanatory Notes.)

34.104     Wells Fargo Bank, National Association, as Custodian of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (see Exhibit 34.4)

34.105     Pentalpha Surveillance LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (see Exhibit 34.5)

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

35.26       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan prior to April 8, 2020 (see Exhibit 35.1)

35.27       3650 REIT Loan Servicing LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan on and after April 8, 2020 (Omitted. See Explanatory Notes.)

35.28       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 35.1)

35.29       Rialto Capital Advisors, LLC, as Special Servicer of the ILPT Hawaii Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.30       KeyBank National Association, as Primary Servicer of the NEMA San Francisco Mortgage Loan (see Exhibit 35.4)

35.31       Situs Holdings, LLC, as Special Servicer of the NEMA San Francisco Mortgage Loan (Omitted. See Explanatory Notes.)

35.32       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Colonnade Office Complex Mortgage Loan (see Exhibit 35.1)

35.33       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Colonnade Office Complex Mortgage Loan (see Exhibit 35.1)

35.34       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Southern Motion Industrial Portfolio Mortgage Loan (see Exhibit 35.1)

35.35       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Southern Motion Industrial Portfolio Mortgage Loan (see Exhibit 35.1)

35.36       Wells Fargo Bank, National Association, as Primary Servicer of the Goodyear Portfolio Mortgage Loan (see Exhibit 35.21)

35.37       Rialto Capital Advisors, LLC, as Special Servicer of the Goodyear Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.38       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 35.1)

35.39       Rialto Capital Advisors, LLC, as Special Servicer of the Heartland Dental Medical Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.40       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the GNL Industrial Portfolio Mortgage Loan (see Exhibit 35.1)

35.41       LNR Partners, LLC, as Special Servicer of the GNL Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.42       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (see Exhibit 35.1)

35.43       LNR Partners, LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 17, 2021