Form 10-K
period 2021-12-31
BBCMS Mortgage Trust 2019-C3
filed 2022-03-15
CIK 1772527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 787 Eleventh Avenue Mortgage Loan, which constituted approximately 3.2% of the asset pool of the issuing entity as of its cut-off date.  The 787 Eleventh Avenue Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 787 Eleventh Avenue Mortgage Loan, three other pari passu loans and two subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the SG Commercial Mortgage Securities Trust 2019-787E transaction (the “SGCMS 2019-787E Transaction”). This loan combination, including the 787 Eleventh Avenue Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the SGCMS 2019-787E Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the NEMA San Francisco Mortgage Loan, which constituted approximately 3.7% of the asset pool of the issuing entity as of its cut-off date.  The NEMA San Francisco Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the NEMA San Francisco Mortgage Loan, three other pari passu loans and three subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Natixis Commercial Mortgage Securities Trust 2019-NEMA transaction (the “NCMS 2019-NEMA Transaction”). This loan combination, including the NEMA San Francisco Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the NCMS 2019-NEMA Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer and special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the GNL Industrial Portfolio Mortgage Loan, the ExchangeRight Net Leased Portfolio 26 Mortgage Loan, the Heartland Dental Medical Office Portfolio Mortgage Loan, the ILPT Hawaii Portfolio Mortgage Loan and the ExchangeRight Net Leased Portfolio 24 Mortgage Loan and the primary servicer and special servicer of The Colonnade Office Complex Mortgage Loan and the Southern Motion Industrial Portfolio Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Situs Holdings, LLC is the special servicer of the NEMA San Francisco Mortgage Loan and the 787 Eleventh Avenue Mortgage Loan on and after March 30, 2021.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Situs Holdings, LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Situs Holdings, LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Situs Holdings, LLC because Situs Holdings, LLC is an unaffiliated servicer servicing less than 10% of pool assets.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC  This entity was engaged by the primary servicer of the 787 Eleventh Avenue Mortgage Loan, the Goodyear Portfolio Mortgage Loan and the Christiana Mall Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement from Computershare Trust Company, National Association (“CTCNA”).  CTCNA was engaged by Wells Fargo Bank, National Association (“Wells Fargo”), in its capacity as certificate administrator and custodian, to perform certain specified servicing functions identified in the assessment of compliance with applicable servicing criteria and accountants’ attestation reports.  Wells Fargo engaged CTCNA in connection with the sale of Wells Fargo’s corporate trust services business to CTCNA and its affiliates.  Further, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this party is a “servicer” for the purposes of Item 1123 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the 787 Eleventh Avenue Mortgage Loan, the ILPT Hawaii Portfolio Mortgage Loan, the Goodyear Portfolio Mortgage Loan, the Heartland Dental Medical Office Portfolio Mortgage Loan, the NEMA San Francisco Mortgage Loan, the GNL Industrial Portfolio Mortgage Loan, the ExchangeRight Net Leased Portfolio 26 Mortgage Loan and the ExchangeRight Net Leased Portfolio 24 Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of AEGON USA Realty Advisors, LLC as special servicer of the 787 Eleventh Avenue Mortgage Loan prior to March 30, 2021, 3650 REIT Loan Servicing LLC as special servicer of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan, and Rialto Capital Advisors, LLC as special servicer of the ILPT Hawaii Portfolio Mortgage Loan, the Goodyear Portfolio Mortgage Loan and the Heartland Dental Medical Office Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of AEGON USA Realty Advisors, LLC as special servicer of the 787 Eleventh Avenue Mortgage Loan prior to March 30, 2021, 3650 REIT Loan Servicing LLC as special servicer of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the ILPT Hawaii Portfolio Mortgage Loan, the Goodyear Portfolio Mortgage Loan and the Heartland Dental Medical Office Portfolio Mortgage Loan, Situs Holdings, LLC as special servicer of the NEMA San Francisco Mortgage Loan and the 787 Eleventh Avenue Mortgage Loan on and after March 30, 2021 and LNR Partners, LLC as special servicer of the GNL Industrial Portfolio Mortgage Loan and the ExchangeRight Net Leased Portfolio 26 Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

The report on assessment of compliance for the twelve months ended December 31, 2021, furnished pursuant to Item 1122 of Regulation AB by Aegon USA Realty Advisors, LLC (“Aegon” or the “Company”), as special servicer, discloses that the following material instance of noncompliance occurred with respect to its platform:

The examination performed by PWC identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(3)(i)(A) of Regulation AB applicable to the Company during year ended December 31, 2021. More specifically, for the only active special serviced deal subject to Item 1122(d)(3)(i)(A), the report to the investors was not prepared in accordance with the timeframes and other terms set forth in the transaction agreements for the period of January 1, 2021 to January 21, 2021. UBSCM 2017-C4 is the specific deal related to the aforementioned finding. No other deals within Aegon’s CMBS special servicing portfolio were related to or impacted by this instance of non-compliance.

Management acknowledges the timeframe for reporting for this active special serviced deal was missed by two days. Despite the timing discrepancy, there was no impact on any investor reporting, issuing, or servicing. No additional testing was available for this particular criteria due to the downsizing of the CMBS portfolio given Aegon’s pending exit from the business line.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

The servicer compliance statement for the twelve months ended December 31, 2021, furnished pursuant to Item 1123 of Regulation AB by Aegon USA Realty Advisors, LLC (“Aegon” or the “Company”), as special servicer, discloses that the following material instance of noncompliance occurred with respect to its platform:

The examination performed by PWC identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(3)(i)(A) of Regulation AB applicable to the Company during year ended December 31, 2021. More specifically, for the only active special serviced deal subject to Item 1122(d)(3)(i)(A), the report to the investors was not prepared in accordance with the timeframes and other terms set forth in the transaction agreements for the period of January 1, 2021 to January 21, 2021. UBSCM 2017-C4 is the specific deal related to the aforementioned finding. No other deals within Aegon’s CMBS special servicing portfolio were related to or impacted by this instance of non-compliance.

Management acknowledges the timeframe for reporting for this active special serviced deal was missed by two days. Despite the timing discrepancy, there was no impact on any investor reporting, issuing, or servicing. No additional testing was available for this particular criteria due to the downsizing of the CMBS portfolio given Aegon’s pending exit from the business line.

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

33.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.4         Wells Fargo Bank, National Association, as Custodian

33.5         Pentalpha Surveillance LLC, as Operating Advisor

33.6         KeyBank National Association, as Primary Servicer

33.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Trustee and Certificate Administrator on and after November 1, 2021

33.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

33.9         KeyBank National Association, as Primary Servicer of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 33.6)

33.10       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 33.1)

33.11       Wells Fargo Bank, National Association, as Trustee of the SSTII Self Storage Portfolio II Mortgage Loan (Omitted. See Explanatory Notes.)

33.12       Wells Fargo Bank, National Association, as Custodian of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 33.4)

33.13       Pentalpha Surveillance LLC, as Operating Advisor of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 33.5)

33.14       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.15       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Vanguard Portfolio Mortgage Loan (see Exhibit 33.1)

33.16       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Vanguard Portfolio Mortgage Loan (see Exhibit 33.1)

33.17       Wells Fargo Bank, National Association, as Trustee of the Vanguard Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.18       Wells Fargo Bank, National Association, as Custodian of the Vanguard Portfolio Mortgage Loan (see Exhibit 33.4)

33.19       Pentalpha Surveillance LLC, as Operating Advisor of the Vanguard Portfolio Mortgage Loan (see Exhibit 33.5)

33.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SWVP Portfolio Mortgage Loan (see Exhibit 33.1)

33.22       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the SWVP Portfolio Mortgage Loan (see Exhibit 33.1)

33.23       Wells Fargo Bank, National Association, as Trustee of the SWVP Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.24       Wells Fargo Bank, National Association, as Custodian of the SWVP Portfolio Mortgage Loan (see Exhibit 33.4)

33.25       Pentalpha Surveillance LLC, as Operating Advisor of the SWVP Portfolio Mortgage Loan (see Exhibit 33.5)

33.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.27       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Inland Devon Self Storage Portfolio Mortgage Loan (see Exhibit 33.1)

33.28       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Inland Devon Self Storage Portfolio Mortgage Loan (see Exhibit 33.1)

33.29       Wells Fargo Bank, National Association, as Trustee of the Inland Devon Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Wells Fargo Bank, National Association, as Custodian of the Inland Devon Self Storage Portfolio Mortgage Loan (see Exhibit 33.4)

33.31       Pentalpha Surveillance LLC, as Operating Advisor of the Inland Devon Self Storage Portfolio Mortgage Loan (see Exhibit 33.5)

33.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.33       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Wolverine Portfolio Mortgage Loan (see Exhibit 33.1)

33.34       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Wolverine Portfolio Mortgage Loan (see Exhibit 33.1)

33.35       Wells Fargo Bank, National Association, as Trustee of the Wolverine Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Wells Fargo Bank, National Association, as Custodian of the Wolverine Portfolio Mortgage Loan (see Exhibit 33.4)

33.37       Pentalpha Surveillance LLC, as Operating Advisor of the Wolverine Portfolio Mortgage Loan (see Exhibit 33.5)

33.38       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.39       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Kings Mountain Center Mortgage Loan (see Exhibit 33.1)

33.40       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Kings Mountain Center Mortgage Loan (see Exhibit 33.1)

33.41       Wells Fargo Bank, National Association, as Trustee of the Kings Mountain Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       Wells Fargo Bank, National Association, as Custodian of the Kings Mountain Center Mortgage Loan (see Exhibit 33.4)

33.43       Pentalpha Surveillance LLC, as Operating Advisor of the Kings Mountain Center Mortgage Loan (see Exhibit 33.5)

33.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.45       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Patuxent Crossing Mortgage Loan (see Exhibit 33.1)

33.46       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Patuxent Crossing Mortgage Loan (see Exhibit 33.1)

33.47       Wells Fargo Bank, National Association, as Trustee of the Patuxent Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       Wells Fargo Bank, National Association, as Custodian of the Patuxent Crossing Mortgage Loan (see Exhibit 33.4)

33.49       Pentalpha Surveillance LLC, as Operating Advisor of the Patuxent Crossing Mortgage Loan (see Exhibit 33.5)

33.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.51       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Block Northway Mortgage Loan (see Exhibit 33.1)

33.52       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Block Northway Mortgage Loan (see Exhibit 33.1)

33.53       Wells Fargo Bank, National Association, as Trustee of The Block Northway Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Wells Fargo Bank, National Association, as Custodian of The Block Northway Mortgage Loan (see Exhibit 33.4)

33.55       Pentalpha Surveillance LLC, as Operating Advisor of The Block Northway Mortgage Loan (see Exhibit 33.5)

33.56       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.57       Wells Fargo Bank, National Association, as Primary Servicer of the Christiana Mall Mortgage Loan

33.58       Wells Fargo Bank, National Association, as Special Servicer of the Christiana Mall Mortgage Loan (see Exhibit 33.57)

33.59       Wilmington Trust, National Association, as Trustee of the Christiana Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.60       Wells Fargo Bank, National Association, as Custodian of the Christiana Mall Mortgage Loan (see Exhibit 33.4)

33.61       CoreLogic Solutions, LLC, as Servicing Function Participant of the Christiana Mall Mortgage Loan

33.62       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.63       Wells Fargo Bank, National Association, as Primary Servicer of the 787 Eleventh Avenue Mortgage Loan (see Exhibit 33.57)

33.64       AEGON USA Realty Advisors, LLC, as Special Servicer of the 787 Eleventh Avenue Mortgage Loan prior to March 30, 2021 (Omitted. See Explanatory Notes.)

33.65       Situs Holdings, LLC, as Special Servicer of the 787 Eleventh Avenue Mortgage Loan on and after March 30, 2021

33.66       Wilmington Trust, National Association, as Trustee of the 787 Eleventh Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.67       Wells Fargo Bank, National Association, as Custodian of the 787 Eleventh Avenue Mortgage Loan (see Exhibit 33.4)

33.68       CoreLogic Solutions, LLC, as Servicing Function Participant of the 787 Eleventh Avenue Mortgage Loan (see Exhibit 33.61)

33.69       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.70       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (see Exhibit 33.1)

33.71       3650 REIT Loan Servicing LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (Omitted. See Explanatory Notes.)

33.72       Wells Fargo Bank, National Association, as Trustee of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (Omitted. See Explanatory Notes.)

33.73       Wells Fargo Bank, National Association, as Custodian of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (see Exhibit 33.4)

33.74       Park Bridge Lender Services LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan

33.75       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.76       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 33.1)

33.77       Rialto Capital Advisors, LLC, as Special Servicer of the ILPT Hawaii Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.78       Wells Fargo Bank, National Association, as Trustee of the ILPT Hawaii Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.79       Wells Fargo Bank, National Association, as Custodian of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 33.4)

33.80       Park Bridge Lender Services LLC, as Operating Advisor of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 33.74)

33.81       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.82       KeyBank National Association, as Primary Servicer of the NEMA San Francisco Mortgage Loan (see Exhibit 33.6)

33.83       Situs Holdings, LLC, as Special Servicer of the NEMA San Francisco Mortgage Loan (see Exhibit 33.65)

33.84       Wells Fargo Bank, National Association, as Trustee of the NEMA San Francisco Mortgage Loan (Omitted. See Explanatory Notes.)

33.85       Wells Fargo Bank, National Association, as Custodian of the NEMA San Francisco Mortgage Loan (see Exhibit 33.4)

33.86       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.87       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Colonnade Office Complex Mortgage Loan (see Exhibit 33.1)

33.88       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Colonnade Office Complex Mortgage Loan (see Exhibit 33.1)

33.89       Wells Fargo Bank, National Association, as Trustee of The Colonnade Office Complex Mortgage Loan (Omitted. See Explanatory Notes.)

33.90       Wells Fargo Bank, National Association, as Custodian of The Colonnade Office Complex Mortgage Loan (see Exhibit 33.4)

33.91       Park Bridge Lender Services LLC, as Operating Advisor of The Colonnade Office Complex Mortgage Loan (see Exhibit 33.74)

33.92       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.93       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Southern Motion Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.94       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Southern Motion Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.95       Wells Fargo Bank, National Association, as Trustee of the Southern Motion Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.96       Wells Fargo Bank, National Association, as Custodian of the Southern Motion Industrial Portfolio Mortgage Loan (see Exhibit 33.4)

33.97       Park Bridge Lender Services LLC, as Operating Advisor of the Southern Motion Industrial Portfolio Mortgage Loan (see Exhibit 33.74)

33.98       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.99       Wells Fargo Bank, National Association, as Primary Servicer of the Goodyear Portfolio Mortgage Loan (see Exhibit 33.57)

33.100     Rialto Capital Advisors, LLC, as Special Servicer of the Goodyear Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.101     Wilmington Trust, National Association, as Trustee of the Goodyear Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.102     Wells Fargo Bank, National Association, as Custodian of the Goodyear Portfolio Mortgage Loan (see Exhibit 33.4)

33.103     Park Bridge Lender Services LLC, as Operating Advisor of the Goodyear Portfolio Mortgage Loan (see Exhibit 33.74)

33.104     CoreLogic Solutions, LLC, as Servicing Function Participant of the Goodyear Portfolio Mortgage Loan (see Exhibit 33.61)

33.105     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.106     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.107     Rialto Capital Advisors, LLC, as Special Servicer of the Heartland Dental Medical Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.108     Wilmington Trust, National Association, as Trustee of the Heartland Dental Medical Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.109     Wells Fargo Bank, National Association, as Custodian of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 33.4)

33.110     Park Bridge Lender Services LLC, as Operating Advisor of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 33.74)

33.111     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.112     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the GNL Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.113     LNR Partners, LLC, as Special Servicer of the GNL Industrial Portfolio Mortgage Loan

33.114     Wells Fargo Bank, National Association, as Trustee of the GNL Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.115     Wells Fargo Bank, National Association, as Custodian of the GNL Industrial Portfolio Mortgage Loan (see Exhibit 33.4)

33.116     Pentalpha Surveillance LLC, as Operating Advisor of the GNL Industrial Portfolio Mortgage Loan (see Exhibit 33.5)

33.117     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.118     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (see Exhibit 33.1)

33.119     LNR Partners, LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (see Exhibit 33.113)

33.120     Wells Fargo Bank, National Association, as Trustee of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (Omitted. See Explanatory Notes.)

33.121     Wells Fargo Bank, National Association, as Custodian of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (see Exhibit 33.4)

33.122     Pentalpha Surveillance LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (see Exhibit 33.5)

33.123     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

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

34.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.4         Wells Fargo Bank, National Association, as Custodian

34.5         Pentalpha Surveillance LLC, as Operating Advisor

34.6         KeyBank National Association, as Primary Servicer

34.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Trustee and Certificate Administrator on and after November 1, 2021

34.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

34.9         KeyBank National Association, as Primary Servicer of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 34.6)

34.10       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 34.1)

34.11       Wells Fargo Bank, National Association, as Trustee of the SSTII Self Storage Portfolio II Mortgage Loan (Omitted. See Explanatory Notes.)

34.12       Wells Fargo Bank, National Association, as Custodian of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 34.4)

34.13       Pentalpha Surveillance LLC, as Operating Advisor of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 34.5)

34.14       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.15       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Vanguard Portfolio Mortgage Loan (see Exhibit 34.1)

34.16       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Vanguard Portfolio Mortgage Loan (see Exhibit 34.1)

34.17       Wells Fargo Bank, National Association, as Trustee of the Vanguard Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.18       Wells Fargo Bank, National Association, as Custodian of the Vanguard Portfolio Mortgage Loan (see Exhibit 34.4)

34.19       Pentalpha Surveillance LLC, as Operating Advisor of the Vanguard Portfolio Mortgage Loan (see Exhibit 34.5)

34.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SWVP Portfolio Mortgage Loan (see Exhibit 34.1)

34.22       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the SWVP Portfolio Mortgage Loan (see Exhibit 34.1)

34.23       Wells Fargo Bank, National Association, as Trustee of the SWVP Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.24       Wells Fargo Bank, National Association, as Custodian of the SWVP Portfolio Mortgage Loan (see Exhibit 34.4)

34.25       Pentalpha Surveillance LLC, as Operating Advisor of the SWVP Portfolio Mortgage Loan (see Exhibit 34.5)

34.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.27       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Inland Devon Self Storage Portfolio Mortgage Loan (see Exhibit 34.1)

34.28       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Inland Devon Self Storage Portfolio Mortgage Loan (see Exhibit 34.1)

34.29       Wells Fargo Bank, National Association, as Trustee of the Inland Devon Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Wells Fargo Bank, National Association, as Custodian of the Inland Devon Self Storage Portfolio Mortgage Loan (see Exhibit 34.4)

34.31       Pentalpha Surveillance LLC, as Operating Advisor of the Inland Devon Self Storage Portfolio Mortgage Loan (see Exhibit 34.5)

34.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.33       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Wolverine Portfolio Mortgage Loan (see Exhibit 34.1)

34.34       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Wolverine Portfolio Mortgage Loan (see Exhibit 34.1)

34.35       Wells Fargo Bank, National Association, as Trustee of the Wolverine Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Wells Fargo Bank, National Association, as Custodian of the Wolverine Portfolio Mortgage Loan (see Exhibit 34.4)

34.37       Pentalpha Surveillance LLC, as Operating Advisor of the Wolverine Portfolio Mortgage Loan (see Exhibit 34.5)

34.38       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.39       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Kings Mountain Center Mortgage Loan (see Exhibit 34.1)

34.40       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Kings Mountain Center Mortgage Loan (see Exhibit 34.1)

34.41       Wells Fargo Bank, National Association, as Trustee of the Kings Mountain Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       Wells Fargo Bank, National Association, as Custodian of the Kings Mountain Center Mortgage Loan (see Exhibit 34.4)

34.43       Pentalpha Surveillance LLC, as Operating Advisor of the Kings Mountain Center Mortgage Loan (see Exhibit 34.5)

34.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.45       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Patuxent Crossing Mortgage Loan (see Exhibit 34.1)

34.46       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Patuxent Crossing Mortgage Loan (see Exhibit 34.1)

34.47       Wells Fargo Bank, National Association, as Trustee of the Patuxent Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       Wells Fargo Bank, National Association, as Custodian of the Patuxent Crossing Mortgage Loan (see Exhibit 34.4)

34.49       Pentalpha Surveillance LLC, as Operating Advisor of the Patuxent Crossing Mortgage Loan (see Exhibit 34.5)

34.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.51       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Block Northway Mortgage Loan (see Exhibit 34.1)

34.52       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Block Northway Mortgage Loan (see Exhibit 34.1)

34.53       Wells Fargo Bank, National Association, as Trustee of The Block Northway Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Wells Fargo Bank, National Association, as Custodian of The Block Northway Mortgage Loan (see Exhibit 34.4)

34.55       Pentalpha Surveillance LLC, as Operating Advisor of The Block Northway Mortgage Loan (see Exhibit 34.5)

34.56       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.57       Wells Fargo Bank, National Association, as Primary Servicer of the Christiana Mall Mortgage Loan

34.58       Wells Fargo Bank, National Association, as Special Servicer of the Christiana Mall Mortgage Loan (see Exhibit 34.57)

34.59       Wilmington Trust, National Association, as Trustee of the Christiana Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.60       Wells Fargo Bank, National Association, as Custodian of the Christiana Mall Mortgage Loan (see Exhibit 34.4)

34.61       CoreLogic Solutions, LLC, as Servicing Function Participant of the Christiana Mall Mortgage Loan

34.62       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.63       Wells Fargo Bank, National Association, as Primary Servicer of the 787 Eleventh Avenue Mortgage Loan (see Exhibit 34.57)

34.64       AEGON USA Realty Advisors, LLC, as Special Servicer of the 787 Eleventh Avenue Mortgage Loan prior to March 30, 2021 (Omitted. See Explanatory Notes.)

34.65       Situs Holdings, LLC, as Special Servicer of the 787 Eleventh Avenue Mortgage Loan on and after March 30, 2021

34.66       Wilmington Trust, National Association, as Trustee of the 787 Eleventh Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.67       Wells Fargo Bank, National Association, as Custodian of the 787 Eleventh Avenue Mortgage Loan (see Exhibit 34.4)

34.68       CoreLogic Solutions, LLC, as Servicing Function Participant of the 787 Eleventh Avenue Mortgage Loan (see Exhibit 34.61)

34.69       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.70       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (see Exhibit 34.1)

34.71       3650 REIT Loan Servicing LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (Omitted. See Explanatory Notes.)

34.72       Wells Fargo Bank, National Association, as Trustee of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (Omitted. See Explanatory Notes.)

34.73       Wells Fargo Bank, National Association, as Custodian of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (see Exhibit 34.4)

34.74       Park Bridge Lender Services LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan

34.75       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.76       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 34.1)

34.77       Rialto Capital Advisors, LLC, as Special Servicer of the ILPT Hawaii Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.78       Wells Fargo Bank, National Association, as Trustee of the ILPT Hawaii Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.79       Wells Fargo Bank, National Association, as Custodian of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 34.4)

34.80       Park Bridge Lender Services LLC, as Operating Advisor of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 34.74)

34.81       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.82       KeyBank National Association, as Primary Servicer of the NEMA San Francisco Mortgage Loan (see Exhibit 34.6)

34.83       Situs Holdings, LLC, as Special Servicer of the NEMA San Francisco Mortgage Loan (see Exhibit 34.65)

34.84       Wells Fargo Bank, National Association, as Trustee of the NEMA San Francisco Mortgage Loan (Omitted. See Explanatory Notes.)

34.85       Wells Fargo Bank, National Association, as Custodian of the NEMA San Francisco Mortgage Loan (see Exhibit 34.4)

34.86       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.87       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Colonnade Office Complex Mortgage Loan (see Exhibit 34.1)

34.88       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Colonnade Office Complex Mortgage Loan (see Exhibit 34.1)

34.89       Wells Fargo Bank, National Association, as Trustee of The Colonnade Office Complex Mortgage Loan (Omitted. See Explanatory Notes.)

34.90       Wells Fargo Bank, National Association, as Custodian of The Colonnade Office Complex Mortgage Loan (see Exhibit 34.4)

34.91       Park Bridge Lender Services LLC, as Operating Advisor of The Colonnade Office Complex Mortgage Loan (see Exhibit 34.74)

34.92       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.93       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Southern Motion Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.94       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Southern Motion Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.95       Wells Fargo Bank, National Association, as Trustee of the Southern Motion Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.96       Wells Fargo Bank, National Association, as Custodian of the Southern Motion Industrial Portfolio Mortgage Loan (see Exhibit 34.4)

34.97       Park Bridge Lender Services LLC, as Operating Advisor of the Southern Motion Industrial Portfolio Mortgage Loan (see Exhibit 34.74)

34.98       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.99       Wells Fargo Bank, National Association, as Primary Servicer of the Goodyear Portfolio Mortgage Loan (see Exhibit 34.57)

34.100     Rialto Capital Advisors, LLC, as Special Servicer of the Goodyear Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.101     Wilmington Trust, National Association, as Trustee of the Goodyear Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.102     Wells Fargo Bank, National Association, as Custodian of the Goodyear Portfolio Mortgage Loan (see Exhibit 34.4)

34.103     Park Bridge Lender Services LLC, as Operating Advisor of the Goodyear Portfolio Mortgage Loan (see Exhibit 34.74)

34.104     CoreLogic Solutions, LLC, as Servicing Function Participant of the Goodyear Portfolio Mortgage Loan (see Exhibit 34.61)

34.105     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.106     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.107     Rialto Capital Advisors, LLC, as Special Servicer of the Heartland Dental Medical Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.108     Wilmington Trust, National Association, as Trustee of the Heartland Dental Medical Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.109     Wells Fargo Bank, National Association, as Custodian of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 34.4)

34.110     Park Bridge Lender Services LLC, as Operating Advisor of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 34.74)

34.111     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.112     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the GNL Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.113     LNR Partners, LLC, as Special Servicer of the GNL Industrial Portfolio Mortgage Loan

34.114     Wells Fargo Bank, National Association, as Trustee of the GNL Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.115     Wells Fargo Bank, National Association, as Custodian of the GNL Industrial Portfolio Mortgage Loan (see Exhibit 34.4)

34.116     Pentalpha Surveillance LLC, as Operating Advisor of the GNL Industrial Portfolio Mortgage Loan (see Exhibit 34.5)

34.117     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.118     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (see Exhibit 34.1)

34.119     LNR Partners, LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (see Exhibit 34.113)

34.120     Wells Fargo Bank, National Association, as Trustee of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (Omitted. See Explanatory Notes.)

34.121     Wells Fargo Bank, National Association, as Custodian of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (see Exhibit 34.4)

34.122     Pentalpha Surveillance LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (see Exhibit 34.5)

34.123     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 35.1)

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         KeyBank National Association, as Primary Servicer

35.5         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

35.6         KeyBank National Association, as Primary Servicer of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 35.4)

35.7         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 35.1)

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Vanguard Portfolio Mortgage Loan (see Exhibit 35.1)

35.9         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Vanguard Portfolio Mortgage Loan (see Exhibit 35.1)

35.10       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SWVP Portfolio Mortgage Loan (see Exhibit 35.1)

35.11       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the SWVP Portfolio Mortgage Loan (see Exhibit 35.1)

35.12       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Inland Devon Self Storage Portfolio Mortgage Loan (see Exhibit 35.1)

35.13       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Inland Devon Self Storage Portfolio Mortgage Loan (see Exhibit 35.1)

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Wolverine Portfolio Mortgage Loan (see Exhibit 35.1)

35.15       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Wolverine Portfolio Mortgage Loan (see Exhibit 35.1)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Kings Mountain Center Mortgage Loan (see Exhibit 35.1)

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Kings Mountain Center Mortgage Loan (see Exhibit 35.1)

35.18       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Patuxent Crossing Mortgage Loan (see Exhibit 35.1)

35.19       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Patuxent Crossing Mortgage Loan (see Exhibit 35.1)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Block Northway Mortgage Loan (see Exhibit 35.1)

35.21       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Block Northway Mortgage Loan (see Exhibit 35.1)

35.22       Wells Fargo Bank, National Association, as Primary Servicer of the Christiana Mall Mortgage Loan

35.23       Wells Fargo Bank, National Association, as Special Servicer of the Christiana Mall Mortgage Loan (see Exhibit 35.22)

35.24       Wells Fargo Bank, National Association, as Primary Servicer of the 787 Eleventh Avenue Mortgage Loan (see Exhibit 35.22)

35.25       AEGON USA Realty Advisors, LLC, as Special Servicer of the 787 Eleventh Avenue Mortgage Loan prior to March 30, 2021 (Omitted. See Explanatory Notes.)

35.26       Situs Holdings, LLC, as Special Servicer of the 787 Eleventh Avenue Mortgage Loan on and after March 30, 2021 (Omitted. See Explanatory Notes.)

35.27       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (see Exhibit 35.1)

35.28       3650 REIT Loan Servicing LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (Omitted. See Explanatory Notes.)

35.29       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 35.1)

35.30       Rialto Capital Advisors, LLC, as Special Servicer of the ILPT Hawaii Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.31       KeyBank National Association, as Primary Servicer of the NEMA San Francisco Mortgage Loan (see Exhibit 35.4)

35.32       Situs Holdings, LLC, as Special Servicer of the NEMA San Francisco Mortgage Loan (Omitted. See Explanatory Notes.)

35.33       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Colonnade Office Complex Mortgage Loan (see Exhibit 35.1)

35.34       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Colonnade Office Complex Mortgage Loan (see Exhibit 35.1)

35.35       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Southern Motion Industrial Portfolio Mortgage Loan (see Exhibit 35.1)

35.36       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Southern Motion Industrial Portfolio Mortgage Loan (see Exhibit 35.1)

35.37       Wells Fargo Bank, National Association, as Primary Servicer of the Goodyear Portfolio Mortgage Loan (see Exhibit 35.22)

35.38       Rialto Capital Advisors, LLC, as Special Servicer of the Goodyear Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.39       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 35.1)

35.40       Rialto Capital Advisors, LLC, as Special Servicer of the Heartland Dental Medical Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.41       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the GNL Industrial Portfolio Mortgage Loan (see Exhibit 35.1)

35.42       LNR Partners, LLC, as Special Servicer of the GNL Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.43       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (see Exhibit 35.1)

35.44       LNR Partners, LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 15, 2022