Form 10-K
period 2022-12-31
BBCMS Mortgage Trust 2019-C3
filed 2023-03-13
CIK 1772527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

c/o Computershare Trust Company, National Association, as agent for

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer and special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the GNL Industrial Portfolio Mortgage Loan, the ExchangeRight Net Leased Portfolio 26 Mortgage Loan, the ExchangeRight Net Leased Portfolio 24 Mortgage Loan, the Heartland Dental Medical Office Portfolio Mortgage Loan and the ILPT Hawaii Portfolio Mortgage Loan and the primary servicer and special servicer of The Colonnade Office Complex Mortgage Loan and the Southern Motion Industrial Portfolio Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Situs Holdings, LLC is the special servicer of the NEMA San Francisco Mortgage Loan and the 787 Eleventh Avenue Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Situs Holdings, LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Situs Holdings, LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Situs Holdings, LLC because Situs Holdings, LLC is an unaffiliated servicer servicing less than 10% of pool assets.

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

With respect to the pari passu loan combinations that include the 787 Eleventh Avenue Mortgage Loan, the NEMA San Francisco Mortgage Loan, the ExchangeRight Net Leased Portfolio 24 Mortgage Loan, the ILPT Hawaii Portfolio Mortgage Loan, the Goodyear Portfolio Mortgage Loan, the Heartland Dental Medical Office Portfolio Mortgage Loan, the GNL Industrial Portfolio Mortgage Loan and the ExchangeRight Net Leased Portfolio 26 Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of 3650 REIT Loan Servicing LLC as special servicer of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the ILPT Hawaii Portfolio Mortgage Loan, the Goodyear Portfolio Mortgage Loan and the Heartland Dental Medical Office Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Situs Holdings, LLC as special servicer of the 787 Eleventh Avenue Mortgage Loan and the NEMA San Francisco Mortgage Loan, 3650 REIT Loan Servicing LLC as special servicer of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the ILPT Hawaii Portfolio Mortgage Loan, the Goodyear Portfolio Mortgage Loan and the Heartland Dental Medical Office Portfolio Mortgage Loan and LNR Partners, LLC as special servicer of the GNL Industrial Portfolio Mortgage Loan and the ExchangeRight Net Leased Portfolio 26 Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.

[Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accountant Fees and Services.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as trustee and as custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. The Company previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed substantially similar lawsuits in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.

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

The report on assessment of compliance for the twelve months ended December 31, 2022, furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association (“KeyBank”), as servicer, discloses that the following material instance of noncompliance occurred with respect to its platform:

The examination performed by Ernst & Young LLP identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(4)(ix) of Regulation AB applicable to KeyBank during the year ended December 31, 2022. During compliance testing, it was discovered, that not all FlexARM loan mortgagors were offered loan rates within 45-60 days before the rate change date, as required per the related pool asset documents. Per the related note, if the holder fails to offer a loan rate within 45-60 days of any change date a margin of 2.25% is to be used. Given the notification was not made to the borrowers, a 3% margin was incorrectly applied. The noncompliance in Item 1122 (d)(4)(ix) is related to a servicing portfolio which is wholly owned by the investor and is not held in a publicly traded security.

The following remediation procedures have been initiated by KeyBank: (i) the impacted mortgage loans are currently in the process of being identified, (ii) investor contact has been initiated, (iii) corrective actions are being considered and will be tracked and monitored by senior management, (iv) procedures will be reviewed and revised, if necessary, to include new tracking and action steps to prevent this situation from recurring in the future, and (v) training will be provided to the relevant staff members to prevent a recurrence.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibit and Financial Statement Schedules

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

4.12         Agreement Between Note Holders, dated as of April 12, 2019, by and between Column Financial, Inc., as Initial Note A-1 Holder, and Société Générale Financial Corporation, as Initial Note A-2 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on June 11, 2019 under Commission File No. 333-226850-02 and incorporated by reference herein).

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

33.11       Wells Fargo Bank, National Association, as Trustee of the SSTII Self Storage Portfolio II Mortgage Loan (Omitted. See Explanatory Notes.)

33.12       Wells Fargo Bank, National Association, as Custodian of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 33.4)

33.13       Pentalpha Surveillance LLC, as Operating Advisor of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 33.5)

33.14       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

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

33.17       Wells Fargo Bank, National Association, as Trustee of the Vanguard Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.18       Wells Fargo Bank, National Association, as Custodian of the Vanguard Portfolio Mortgage Loan (see Exhibit 33.4)

33.19       Pentalpha Surveillance LLC, as Operating Advisor of the Vanguard Portfolio Mortgage Loan (see Exhibit 33.5)

33.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

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

33.22       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the SWVP Portfolio Mortgage Loan (see Exhibit 33.1)

33.23       Wells Fargo Bank, National Association, as Trustee of the SWVP Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.24       Wells Fargo Bank, National Association, as Custodian of the SWVP Portfolio Mortgage Loan (see Exhibit 33.4)

33.25       Pentalpha Surveillance LLC, as Operating Advisor of the SWVP Portfolio Mortgage Loan (see Exhibit 33.5)

33.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

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

33.29       Wells Fargo Bank, National Association, as Trustee of the Inland Devon Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Wells Fargo Bank, National Association, as Custodian of the Inland Devon Self Storage Portfolio Mortgage Loan (see Exhibit 33.4)

33.31       Pentalpha Surveillance LLC, as Operating Advisor of the Inland Devon Self Storage Portfolio Mortgage Loan (see Exhibit 33.5)

33.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

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

33.35       Wells Fargo Bank, National Association, as Trustee of the Wolverine Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Wells Fargo Bank, National Association, as Custodian of the Wolverine Portfolio Mortgage Loan (see Exhibit 33.4)

33.37       Pentalpha Surveillance LLC, as Operating Advisor of the Wolverine Portfolio Mortgage Loan (see Exhibit 33.5)

33.38       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

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

33.41       Wells Fargo Bank, National Association, as Trustee of the Kings Mountain Center  Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       Wells Fargo Bank, National Association, as Custodian of the Kings Mountain Center  Mortgage Loan (see Exhibit 33.4)

33.43       Pentalpha Surveillance LLC, as Operating Advisor of the Kings Mountain Center  Mortgage Loan (see Exhibit 33.5)

33.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

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

33.47       Wells Fargo Bank, National Association, as Trustee of the Patuxent Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       Wells Fargo Bank, National Association, as Custodian of the Patuxent Crossing Mortgage Loan (see Exhibit 33.4)

33.49       Pentalpha Surveillance LLC, as Operating Advisor of the Patuxent Crossing Mortgage Loan (see Exhibit 33.5)

33.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

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

33.52       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Block Northway Mortgage Loan (see Exhibit 33.1)

33.53       Wells Fargo Bank, National Association, as Trustee of The Block Northway Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Wells Fargo Bank, National Association, as Custodian of The Block Northway Mortgage Loan (see Exhibit 33.4)

33.55       Pentalpha Surveillance LLC, as Operating Advisor of The Block Northway Mortgage Loan (see Exhibit 33.5)

33.56       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

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

33.58       Wells Fargo Bank, National Association, as Special Servicer of the Christiana Mall Mortgage Loan (see Exhibit 33.57)

33.59       Wilmington Trust, National Association, as Trustee of the Christiana Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.60       Wells Fargo Bank, National Association, as Custodian of the Christiana Mall Mortgage Loan (see Exhibit 33.4)

33.61       CoreLogic Solutions, LLC, as Servicing Function Participant of the Christiana Mall Mortgage Loan

33.62       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.63       Wells Fargo Bank, National Association, as Primary Servicer of the 787 Eleventh Avenue Mortgage Loan (see Exhibit 33.57)

33.64       Situs Holdings, LLC, as Special Servicer of the 787 Eleventh Avenue Mortgage Loan

33.65       Wilmington Trust, National Association, as Trustee of the 787 Eleventh Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.66       Wells Fargo Bank, National Association, as Custodian of the 787 Eleventh Avenue Mortgage Loan (see Exhibit 33.4)

33.67       CoreLogic Solutions, LLC, as Servicing Function Participant of the 787 Eleventh Avenue Mortgage Loan (see Exhibit 33.61)

33.68       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.69       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (see Exhibit 33.1)

33.70       3650 REIT Loan Servicing LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (Omitted. See Explanatory Notes.)

33.71       Wells Fargo Bank, National Association, as Trustee of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (Omitted. See Explanatory Notes.)

33.72       Wells Fargo Bank, National Association, as Custodian of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (see Exhibit 33.4)

33.73       Park Bridge Lender Services LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan

33.74       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.75       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 33.1)

33.76       Rialto Capital Advisors, LLC, as Special Servicer of the ILPT Hawaii Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.77       Wells Fargo Bank, National Association, as Trustee of the ILPT Hawaii Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.78       Wells Fargo Bank, National Association, as Custodian of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 33.4)

33.79       Park Bridge Lender Services LLC, as Operating Advisor of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 33.73)

33.80       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.81       KeyBank National Association, as Primary Servicer of the NEMA San Francisco Mortgage Loan (see Exhibit 33.6)

33.82       Situs Holdings, LLC, as Special Servicer of the NEMA San Francisco Mortgage Loan (see Exhibit 33.64)

33.83       Wells Fargo Bank, National Association, as Trustee of the NEMA San Francisco Mortgage Loan (Omitted. See Explanatory Notes.)

33.84       Wells Fargo Bank, National Association, as Custodian of the NEMA San Francisco Mortgage Loan (see Exhibit 33.4)

33.85       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.86       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Colonnade Office Complex Mortgage Loan (see Exhibit 33.1)

33.87       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Colonnade Office Complex Mortgage Loan (see Exhibit 33.1)

33.88       Wells Fargo Bank, National Association, as Trustee of The Colonnade Office Complex Mortgage Loan (Omitted. See Explanatory Notes.)

33.89       Wells Fargo Bank, National Association, as Custodian of The Colonnade Office Complex Mortgage Loan (see Exhibit 33.4)

33.90       Park Bridge Lender Services LLC, as Operating Advisor of The Colonnade Office Complex Mortgage Loan (see Exhibit 33.73)

33.91       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.92       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Southern Motion Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.93       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Southern Motion Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.94       Wells Fargo Bank, National Association, as Trustee of the Southern Motion Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.95       Wells Fargo Bank, National Association, as Custodian of the Southern Motion Industrial Portfolio Mortgage Loan (see Exhibit 33.4)

33.96       Park Bridge Lender Services LLC, as Operating Advisor of the Southern Motion Industrial Portfolio Mortgage Loan (see Exhibit 33.73)

33.97       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.98       Wells Fargo Bank, National Association, as Primary Servicer of the Goodyear Portfolio Mortgage Loan (see Exhibit 33.57)

33.99       Rialto Capital Advisors, LLC, as Special Servicer of the Goodyear Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.100     Wilmington Trust, National Association, as Trustee of the Goodyear Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.101     Wells Fargo Bank, National Association, as Custodian of the Goodyear Portfolio Mortgage Loan (see Exhibit 33.4)

33.102     Park Bridge Lender Services LLC, as Operating Advisor of the Goodyear Portfolio Mortgage Loan (see Exhibit 33.73)

33.103     CoreLogic Solutions, LLC, as Servicing Function Participant of the Goodyear Portfolio Mortgage Loan (see Exhibit 33.61)

33.104     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.105     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.106     Rialto Capital Advisors, LLC, as Special Servicer of the Heartland Dental Medical Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.107     Wilmington Trust, National Association, as Trustee of the Heartland Dental Medical Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.108     Wells Fargo Bank, National Association, as Custodian of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 33.4)

33.109     Park Bridge Lender Services LLC, as Operating Advisor of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 33.73)

33.110     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.111     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the GNL Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.112     LNR Partners, LLC, as Special Servicer of the GNL Industrial Portfolio Mortgage Loan

33.113     Wells Fargo Bank, National Association, as Trustee of the GNL Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.114     Wells Fargo Bank, National Association, as Custodian of the GNL Industrial Portfolio Mortgage Loan (see Exhibit 33.4)

33.115     Pentalpha Surveillance LLC, as Operating Advisor of the GNL Industrial Portfolio Mortgage Loan (see Exhibit 33.5)

33.116     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.117     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (see Exhibit 33.1)

33.118     LNR Partners, LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (see Exhibit 33.112)

33.119     Wells Fargo Bank, National Association, as Trustee of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (Omitted. See Explanatory Notes.)

33.120     Wells Fargo Bank, National Association, as Custodian of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (see Exhibit 33.4)

33.121     Pentalpha Surveillance LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (see Exhibit 33.5)

33.122     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

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

34.11       Wells Fargo Bank, National Association, as Trustee of the SSTII Self Storage Portfolio II Mortgage Loan (Omitted. See Explanatory Notes.)

34.12       Wells Fargo Bank, National Association, as Custodian of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 34.4)

34.13       Pentalpha Surveillance LLC, as Operating Advisor of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 34.5)

34.14       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

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

34.17       Wells Fargo Bank, National Association, as Trustee of the Vanguard Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.18       Wells Fargo Bank, National Association, as Custodian of the Vanguard Portfolio Mortgage Loan (see Exhibit 34.4)

34.19       Pentalpha Surveillance LLC, as Operating Advisor of the Vanguard Portfolio Mortgage Loan (see Exhibit 34.5)

34.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

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

34.22       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the SWVP Portfolio Mortgage Loan (see Exhibit 34.1)

34.23       Wells Fargo Bank, National Association, as Trustee of the SWVP Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.24       Wells Fargo Bank, National Association, as Custodian of the SWVP Portfolio Mortgage Loan (see Exhibit 34.4)

34.25       Pentalpha Surveillance LLC, as Operating Advisor of the SWVP Portfolio Mortgage Loan (see Exhibit 34.5)

34.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

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

34.29       Wells Fargo Bank, National Association, as Trustee of the Inland Devon Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Wells Fargo Bank, National Association, as Custodian of the Inland Devon Self Storage Portfolio Mortgage Loan (see Exhibit 34.4)

34.31       Pentalpha Surveillance LLC, as Operating Advisor of the Inland Devon Self Storage Portfolio Mortgage Loan (see Exhibit 34.5)

34.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

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

34.35       Wells Fargo Bank, National Association, as Trustee of the Wolverine Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Wells Fargo Bank, National Association, as Custodian of the Wolverine Portfolio Mortgage Loan (see Exhibit 34.4)

34.37       Pentalpha Surveillance LLC, as Operating Advisor of the Wolverine Portfolio Mortgage Loan (see Exhibit 34.5)

34.38       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

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

34.41       Wells Fargo Bank, National Association, as Trustee of the Kings Mountain Center  Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       Wells Fargo Bank, National Association, as Custodian of the Kings Mountain Center  Mortgage Loan (see Exhibit 34.4)

34.43       Pentalpha Surveillance LLC, as Operating Advisor of the Kings Mountain Center  Mortgage Loan (see Exhibit 34.5)

34.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

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

34.47       Wells Fargo Bank, National Association, as Trustee of the Patuxent Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       Wells Fargo Bank, National Association, as Custodian of the Patuxent Crossing Mortgage Loan (see Exhibit 34.4)

34.49       Pentalpha Surveillance LLC, as Operating Advisor of the Patuxent Crossing Mortgage Loan (see Exhibit 34.5)

34.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

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

34.52       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Block Northway Mortgage Loan (see Exhibit 34.1)

34.53       Wells Fargo Bank, National Association, as Trustee of The Block Northway Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Wells Fargo Bank, National Association, as Custodian of The Block Northway Mortgage Loan (see Exhibit 34.4)

34.55       Pentalpha Surveillance LLC, as Operating Advisor of The Block Northway Mortgage Loan (see Exhibit 34.5)

34.56       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

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

34.58       Wells Fargo Bank, National Association, as Special Servicer of the Christiana Mall Mortgage Loan (see Exhibit 34.57)

34.59       Wilmington Trust, National Association, as Trustee of the Christiana Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.60       Wells Fargo Bank, National Association, as Custodian of the Christiana Mall Mortgage Loan (see Exhibit 34.4)

34.61       CoreLogic Solutions, LLC, as Servicing Function Participant of the Christiana Mall Mortgage Loan

34.62       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.63       Wells Fargo Bank, National Association, as Primary Servicer of the 787 Eleventh Avenue Mortgage Loan (see Exhibit 34.57)

34.64       Situs Holdings, LLC, as Special Servicer of the 787 Eleventh Avenue Mortgage Loan

34.65       Wilmington Trust, National Association, as Trustee of the 787 Eleventh Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.66       Wells Fargo Bank, National Association, as Custodian of the 787 Eleventh Avenue Mortgage Loan (see Exhibit 34.4)

34.67       CoreLogic Solutions, LLC, as Servicing Function Participant of the 787 Eleventh Avenue Mortgage Loan (see Exhibit 34.61)

34.68       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.69       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (see Exhibit 34.1)

34.70       3650 REIT Loan Servicing LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (Omitted. See Explanatory Notes.)

34.71       Wells Fargo Bank, National Association, as Trustee of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (Omitted. See Explanatory Notes.)

34.72       Wells Fargo Bank, National Association, as Custodian of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (see Exhibit 34.4)

34.73       Park Bridge Lender Services LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan

34.74       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.75       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 34.1)

34.76       Rialto Capital Advisors, LLC, as Special Servicer of the ILPT Hawaii Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.77       Wells Fargo Bank, National Association, as Trustee of the ILPT Hawaii Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.78       Wells Fargo Bank, National Association, as Custodian of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 34.4)

34.79       Park Bridge Lender Services LLC, as Operating Advisor of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 34.73)

34.80       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.81       KeyBank National Association, as Primary Servicer of the NEMA San Francisco Mortgage Loan (see Exhibit 34.6)

34.82       Situs Holdings, LLC, as Special Servicer of the NEMA San Francisco Mortgage Loan (see Exhibit 34.64)

34.83       Wells Fargo Bank, National Association, as Trustee of the NEMA San Francisco Mortgage Loan (Omitted. See Explanatory Notes.)

34.84       Wells Fargo Bank, National Association, as Custodian of the NEMA San Francisco Mortgage Loan (see Exhibit 34.4)

34.85       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.86       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Colonnade Office Complex Mortgage Loan (see Exhibit 34.1)

34.87       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Colonnade Office Complex Mortgage Loan (see Exhibit 34.1)

34.88       Wells Fargo Bank, National Association, as Trustee of The Colonnade Office Complex Mortgage Loan (Omitted. See Explanatory Notes.)

34.89       Wells Fargo Bank, National Association, as Custodian of The Colonnade Office Complex Mortgage Loan (see Exhibit 34.4)

34.90       Park Bridge Lender Services LLC, as Operating Advisor of The Colonnade Office Complex Mortgage Loan (see Exhibit 34.73)

34.91       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.92       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Southern Motion Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.93       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Southern Motion Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.94       Wells Fargo Bank, National Association, as Trustee of the Southern Motion Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.95       Wells Fargo Bank, National Association, as Custodian of the Southern Motion Industrial Portfolio Mortgage Loan (see Exhibit 34.4)

34.96       Park Bridge Lender Services LLC, as Operating Advisor of the Southern Motion Industrial Portfolio Mortgage Loan (see Exhibit 34.73)

34.97       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.98       Wells Fargo Bank, National Association, as Primary Servicer of the Goodyear Portfolio Mortgage Loan (see Exhibit 34.57)

34.99       Rialto Capital Advisors, LLC, as Special Servicer of the Goodyear Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.100     Wilmington Trust, National Association, as Trustee of the Goodyear Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.101     Wells Fargo Bank, National Association, as Custodian of the Goodyear Portfolio Mortgage Loan (see Exhibit 34.4)

34.102     Park Bridge Lender Services LLC, as Operating Advisor of the Goodyear Portfolio Mortgage Loan (see Exhibit 34.73)

34.103     CoreLogic Solutions, LLC, as Servicing Function Participant of the Goodyear Portfolio Mortgage Loan (see Exhibit 34.61)

34.104     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.105     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.106     Rialto Capital Advisors, LLC, as Special Servicer of the Heartland Dental Medical Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.107     Wilmington Trust, National Association, as Trustee of the Heartland Dental Medical Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.108     Wells Fargo Bank, National Association, as Custodian of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 34.4)

34.109     Park Bridge Lender Services LLC, as Operating Advisor of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 34.73)

34.110     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.111     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the GNL Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.112     LNR Partners, LLC, as Special Servicer of the GNL Industrial Portfolio Mortgage Loan

34.113     Wells Fargo Bank, National Association, as Trustee of the GNL Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.114     Wells Fargo Bank, National Association, as Custodian of the GNL Industrial Portfolio Mortgage Loan (see Exhibit 34.4)

34.115     Pentalpha Surveillance LLC, as Operating Advisor of the GNL Industrial Portfolio Mortgage Loan (see Exhibit 34.5)

34.116     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.117     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (see Exhibit 34.1)

34.118     LNR Partners, LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (see Exhibit 34.112)

34.119     Wells Fargo Bank, National Association, as Trustee of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (Omitted. See Explanatory Notes.)

34.120     Wells Fargo Bank, National Association, as Custodian of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (see Exhibit 34.4)

34.121     Pentalpha Surveillance LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (see Exhibit 34.5)

34.122     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 35.1)

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.5         KeyBank National Association, as Primary Servicer

35.6         KeyBank National Association, as Primary Servicer of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 35.5)

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

35.21       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Block Northway Mortgage Loan (see Exhibit 35.1)

35.22       Wells Fargo Bank, National Association, as Primary Servicer of the Christiana Mall Mortgage Loan

35.23       Wells Fargo Bank, National Association, as Special Servicer of the Christiana Mall Mortgage Loan (see Exhibit 35.22)

35.24       Wells Fargo Bank, National Association, as Primary Servicer of the 787 Eleventh Avenue Mortgage Loan (see Exhibit 35.22)

35.25       Situs Holdings, LLC, as Special Servicer of the 787 Eleventh Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (see Exhibit 35.1)

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

35.29       Rialto Capital Advisors, LLC, as Special Servicer of the ILPT Hawaii Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.30       KeyBank National Association, as Primary Servicer of the NEMA San Francisco Mortgage Loan (see Exhibit 35.5)

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

Date: March 13, 2023