Form 10-K
period 2023-12-31
BBCMS Mortgage Trust 2019-C3
filed 2024-03-18
CIK 1772527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Goodyear Portfolio Mortgage Loan, which constituted approximately 1.7% of the asset pool of the issuing entity as of its cut-off date.  The Goodyear Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes one other pari passu loan and one subordinate companion loan, which are not assets of the issuing entity. The other pari passu portion of the loan combination was securitized in the Wells Fargo Commercial Mortgage Trust 2019-C50 transaction, Commission File Number 333-226486-05 (the “WFCM 2019-C50 Transaction”). This loan combination, including the Goodyear Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the WFCM 2019-C50 Transaction, which is incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K. The Heartland Dental Medical Office Portfolio Mortgage Loan, previously an asset of the issuing entity being serviced under the pooling and servicing agreement for the WFCM 2019-C50 Transaction, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the special servicer of the Vanguard Portfolio Mortgage Loan, the other mortgage loans serviced under the Pooling and Servicing Agreement prior to May 10, 2023 and The Colonnade Office Complex Mortgage Loan prior to October 30, 2023, the primary servicer of the GNL Industrial Portfolio Mortgage Loan, The Colonnade Office Complex Mortgage Loan, the ExchangeRight Net Leased Portfolio 26 Mortgage Loan, the ExchangeRight Net Leased Portfolio 24 Mortgage Loan and the ILPT Hawaii Portfolio Mortgage Loan and the primary servicer and special servicer of the Southern Motion Industrial Portfolio Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the GNL Industrial Portfolio Mortgage Loan, the NEMA San Francisco Mortgage Loan, The Colonnade Office Complex Mortgage Loan, the 787 Eleventh Avenue Mortgage Loan, the ExchangeRight Net Leased Portfolio 26 Mortgage Loan, the Goodyear Portfolio Mortgage Loan, the ExchangeRight Net Leased Portfolio 24 Mortgage Loan, the Southern Motion Industrial Portfolio Mortgage Loan, the ILPT Hawaii Portfolio Mortgage Loan and the Christiana Mall Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Situs Holdings, LLC is the special servicer of the 787 Eleventh Avenue Mortgage Loan and the NEMA San Francisco Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Situs Holdings, LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Situs Holdings, LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Situs Holdings, LLC because Situs Holdings, LLC is an unaffiliated servicer servicing less than 10% of pool assets.

Park Bridge Lender Services LLC is the operating advisor of The Colonnade Office Complex Mortgage Loan, the Goodyear Portfolio Mortgage Loan, the ExchangeRight Net Leased Portfolio 24 Mortgage Loan, the Southern Motion Industrial Portfolio Mortgage Loan and the ILPT Hawaii Portfolio Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

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

Wilmington Trust, National Association acts as trustee of the Christiana Mall Mortgage Loan, the 787 Eleventh Avenue Mortgage Loan and the Goodyear Portfolio Mortgage Loan.  Pursuant to the trust and servicing agreement for the BBCMS 2018-CHRS Transaction, the trust and servicing agreement for the SGCMS 2019-787E Transaction and the pooling and servicing agreement for the WFCM 2019-C50 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Christiana Mall Mortgage Loan, the 787 Eleventh Avenue Mortgage Loan and the Goodyear Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the primary servicer of the 787 Eleventh Avenue Mortgage Loan, the Goodyear Portfolio Mortgage Loan and the Christiana Mall Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

 The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Christiana Mall Mortgage Loan, the 787 Eleventh Avenue Mortgage Loan, the ExchangeRight Net Leased Portfolio 24 Mortgage Loan, the ILPT Hawaii Portfolio Mortgage Loan, the NEMA San Francisco Mortgage Loan, The Colonnade Office Complex Mortgage Loan, the Southern Motion Industrial Portfolio Mortgage Loan, the Goodyear Portfolio Mortgage Loan, the GNL Industrial Portfolio Mortgage Loan and the ExchangeRight Net Leased Portfolio 26 Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the 787 Eleventh Avenue Mortgage Loan, the NEMA San Francisco Mortgage Loan, the ExchangeRight Net Leased Portfolio 24 Mortgage Loan, the ILPT Hawaii Portfolio Mortgage Loan, the Goodyear Portfolio Mortgage Loan, the GNL Industrial Portfolio Mortgage Loan, the ExchangeRight Net Leased Portfolio 26 Mortgage Loan and The Colonnade Office Complex Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of 3650 REIT Loan Servicing LLC as special servicer of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the ILPT Hawaii Portfolio Mortgage Loan and the Goodyear Portfolio Mortgage Loan and Mount Street US (Georgia) LLP as special servicer of The Colonnade Office Complex Mortgage Loan on and after October, 30, 2023, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Situs Holdings, LLC as special servicer of the 787 Eleventh Avenue Mortgage Loan and the NEMA San Francisco Mortgage Loan, 3650 REIT Loan Servicing LLC as special servicer of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the ILPT Hawaii Portfolio Mortgage Loan and the Goodyear Portfolio Mortgage Loan, LNR Partners, LLC as special servicer of the GNL Industrial Portfolio Mortgage Loan and the ExchangeRight Net Leased Portfolio 26 Mortgage Loan and Mount Street US (Georgia) LLP as special servicer of The Colonnade Office Complex Mortgage Loan on and after October, 30, 2023, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Goodyear Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the WFCM 2019-C50 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the WFCM 2019-C50 Transaction incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the WFCM 2019-C50 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

4.25         Agreement Between Note Holders, dated as of March 7, 2019, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, Initial Note A-5-1 Holder, Initial Note A-5-2 Holder, Initial Note A-5-3 Holder and Initial Note A-5-4 Holder, Citi Real Estate Funding Inc., as Initial Note A-2 Holder, Initial Note A-6-1 Holder, Initial Note A-6-2 Holder and Initial Note A-6-3 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3 Holder, Initial Note A-7-1 Holder, Initial Note A-7-2 Holder, Initial Note A-9 Holder, Initial Note A-10 Holder and Initial Note A-11 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-4 Holder, Initial Note A-8-1 Holder and Initial Note A-8-2 Holder (filed as Exhibit 4.25 to the registrant’s Current Report on Form 8-K filed on June 11, 2019 under Commission File No. 333-226850-02 and incorporated by reference herein).

4.26         Agreement Between Note Holders, dated as of April 16, 2019, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, Initial Note A-2 Holder, Initial Note A-3 Holder, Initial Note A-4 Holder, Initial Note A-5 Holder and Initial Note A-6 Holder (filed as Exhibit 4.26 to the registrant’s Current Report on Form 8-K filed on June 11, 2019 under Commission File No. 333-226850-02 and incorporated by reference herein).

4.27         Co-Lender Agreement, dated as of August 9, 2018, by and among Barclays Bank PLC, as Initial Note 1 Holder, Société Générale, as Initial Note 2 Holder, and Deutsche Bank AG, New York Branch, as Initial Note 3 Holder (filed as Exhibit 4.27 to the registrant’s Current Report on Form 8-K filed on June 11, 2019 under Commission File No. 333-226850-02 and incorporated by reference herein).

4.28         Primary Servicing Agreement, dated as of June 1, 2019, between Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, and KeyBank National Association, as Primary Servicer (filed as Exhibit 4.28 to the registrant’s Current Report on Form 8-K filed on June 11, 2019 under Commission File No. 333-226850-02 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to May 10, 2023 (see Exhibit 33.1)

33.3         K-Star Asset Management LLC, as Special Servicer on and after May 10, 2023

33.4         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Pentalpha Surveillance LLC, as Operating Advisor

33.7         KeyBank National Association, as Primary Servicer

33.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.10       KeyBank National Association, as Primary Servicer of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 33.7)

33.11       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the SSTII Self Storage Portfolio II Mortgage Loan prior to May 10, 2023 (see Exhibit 33.1)

33.12       K-Star Asset Management LLC, as Special Servicer of the SSTII Self Storage Portfolio II Mortgage Loan on and after May 10, 2023 (see Exhibit 33.3)

33.13       Wells Fargo Bank, National Association, as Trustee of the SSTII Self Storage Portfolio II Mortgage Loan (Omitted. See Explanatory Notes.)

33.14       Wells Fargo Bank, National Association, as Custodian of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 33.5)

33.15       Pentalpha Surveillance LLC, as Operating Advisor of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 33.6)

33.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Vanguard Portfolio Mortgage Loan (see Exhibit 33.1)

33.18       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Vanguard Portfolio Mortgage Loan (see Exhibit 33.1)

33.19       Wells Fargo Bank, National Association, as Trustee of the Vanguard Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Wells Fargo Bank, National Association, as Custodian of the Vanguard Portfolio Mortgage Loan (see Exhibit 33.5)

33.21       Pentalpha Surveillance LLC, as Operating Advisor of the Vanguard Portfolio Mortgage Loan (see Exhibit 33.6)

33.22       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.23       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SWVP Portfolio Mortgage Loan (see Exhibit 33.1)

33.24       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the SWVP Portfolio Mortgage Loan prior to May 10, 2023 (see Exhibit 33.1)

33.25       K-Star Asset Management LLC, as Special Servicer of the SWVP Portfolio Mortgage Loan on and after May 10, 2023 (see Exhibit 33.3)

33.26       Wells Fargo Bank, National Association, as Trustee of the SWVP Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.27       Wells Fargo Bank, National Association, as Custodian of the SWVP Portfolio Mortgage Loan (see Exhibit 33.5)

33.28       Pentalpha Surveillance LLC, as Operating Advisor of the SWVP Portfolio Mortgage Loan (see Exhibit 33.6)

33.29       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.30       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Inland Devon Self Storage Portfolio Mortgage Loan (see Exhibit 33.1)

33.31       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Inland Devon Self Storage Portfolio Mortgage Loan prior to May 10, 2023 (see Exhibit 33.1)

33.32       K-Star Asset Management LLC, as Special Servicer of the Inland Devon Self Storage Portfolio Mortgage Loan on and after May 10, 2023 (see Exhibit 33.3)

33.33       Wells Fargo Bank, National Association, as Trustee of the Inland Devon Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Wells Fargo Bank, National Association, as Custodian of the Inland Devon Self Storage Portfolio Mortgage Loan (see Exhibit 33.5)

33.35       Pentalpha Surveillance LLC, as Operating Advisor of the Inland Devon Self Storage Portfolio Mortgage Loan (see Exhibit 33.6)

33.36       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.37       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Wolverine Portfolio Mortgage Loan (see Exhibit 33.1)

33.38       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Wolverine Portfolio Mortgage Loan prior to May 10, 2023 (see Exhibit 33.1)

33.39       K-Star Asset Management LLC, as Special Servicer of the Wolverine Portfolio Mortgage Loan on and after May 10, 2023 (see Exhibit 33.3)

33.40       Wells Fargo Bank, National Association, as Trustee of the Wolverine Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.41       Wells Fargo Bank, National Association, as Custodian of the Wolverine Portfolio Mortgage Loan (see Exhibit 33.5)

33.42       Pentalpha Surveillance LLC, as Operating Advisor of the Wolverine Portfolio Mortgage Loan (see Exhibit 33.6)

33.43       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.44       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Kings Mountain Center Mortgage Loan (see Exhibit 33.1)

33.45       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Kings Mountain Center Mortgage Loan prior to May 10, 2023 (see Exhibit 33.1)

33.46       K-Star Asset Management LLC, as Special Servicer of the Kings Mountain Center Mortgage Loan on and after May 10, 2023 (see Exhibit 33.3)

33.47       Wells Fargo Bank, National Association, as Trustee of the Kings Mountain Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       Wells Fargo Bank, National Association, as Custodian of the Kings Mountain Center Mortgage Loan (see Exhibit 33.5)

33.49       Pentalpha Surveillance LLC, as Operating Advisor of the Kings Mountain Center Mortgage Loan (see Exhibit 33.6)

33.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.51       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Patuxent Crossing Mortgage Loan (see Exhibit 33.1)

33.52       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Patuxent Crossing Mortgage Loan prior to May 10, 2023 (see Exhibit 33.1)

33.53       K-Star Asset Management LLC, as Special Servicer of the Patuxent Crossing Mortgage Loan on and after May 10, 2023 (see Exhibit 33.3)

33.54       Wells Fargo Bank, National Association, as Trustee of the Patuxent Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

33.55       Wells Fargo Bank, National Association, as Custodian of the Patuxent Crossing Mortgage Loan (see Exhibit 33.5)

33.56       Pentalpha Surveillance LLC, as Operating Advisor of the Patuxent Crossing Mortgage Loan (see Exhibit 33.6)

33.57       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.58       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Block Northway Mortgage Loan (see Exhibit 33.1)

33.59       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Block Northway Mortgage Loan prior to May 10, 2023 (see Exhibit 33.1)

33.60       K-Star Asset Management LLC, as Special Servicer of The Block Northway Mortgage Loan on and after May 10, 2023 (see Exhibit 33.3)

33.61       Wells Fargo Bank, National Association, as Trustee of The Block Northway Mortgage Loan (Omitted. See Explanatory Notes.)

33.62       Wells Fargo Bank, National Association, as Custodian of The Block Northway Mortgage Loan (see Exhibit 33.5)

33.63       Pentalpha Surveillance LLC, as Operating Advisor of The Block Northway Mortgage Loan (see Exhibit 33.6)

33.64       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.65       Wells Fargo Bank, National Association, as Primary Servicer of the Christiana Mall Mortgage Loan

33.66       Wells Fargo Bank, National Association, as Special Servicer of the Christiana Mall Mortgage Loan (see Exhibit 33.65)

33.67       Wilmington Trust, National Association, as Trustee of the Christiana Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.68       Wells Fargo Bank, National Association, as Custodian of the Christiana Mall Mortgage Loan (see Exhibit 33.5)

33.69       CoreLogic Solutions, LLC, as Servicing Function Participant of the Christiana Mall Mortgage Loan

33.70       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.71       Wells Fargo Bank, National Association, as Primary Servicer of the 787 Eleventh Avenue Mortgage Loan (see Exhibit 33.65)

33.72       Situs Holdings, LLC, as Special Servicer of the 787 Eleventh Avenue Mortgage Loan

33.73       Wilmington Trust, National Association, as Trustee of the 787 Eleventh Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.74       Wells Fargo Bank, National Association, as Custodian of the 787 Eleventh Avenue Mortgage Loan (see Exhibit 33.5)

33.75       CoreLogic Solutions, LLC, as Servicing Function Participant of the 787 Eleventh Avenue Mortgage Loan (see Exhibit 33.69)

33.76       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.77       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (see Exhibit 33.1)

33.78       3650 REIT Loan Servicing LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (Omitted. See Explanatory Notes.)

33.79       Wells Fargo Bank, National Association, as Trustee of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (Omitted. See Explanatory Notes.)

33.80       Wells Fargo Bank, National Association, as Custodian of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (see Exhibit 33.5)

33.81       Park Bridge Lender Services LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan

33.82       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.83       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 33.1)

33.84       Rialto Capital Advisors, LLC, as Special Servicer of the ILPT Hawaii Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.85       Wells Fargo Bank, National Association, as Trustee of the ILPT Hawaii Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.86       Wells Fargo Bank, National Association, as Custodian of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 33.5)

33.87       Park Bridge Lender Services LLC, as Operating Advisor of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 33.81)

33.88       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.89       KeyBank National Association, as Primary Servicer of the NEMA San Francisco Mortgage Loan (see Exhibit 33.7)

33.90       Situs Holdings, LLC, as Special Servicer of the NEMA San Francisco Mortgage Loan (see Exhibit 33.72)

33.91       Wells Fargo Bank, National Association, as Trustee of the NEMA San Francisco Mortgage Loan (Omitted. See Explanatory Notes.)

33.92       Wells Fargo Bank, National Association, as Custodian of the NEMA San Francisco Mortgage Loan (see Exhibit 33.5)

33.93       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.94       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Colonnade Office Complex Mortgage Loan (see Exhibit 33.1)

33.95       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Colonnade Office Complex Mortgage Loan prior to October 30, 2023 (see Exhibit 33.1)

33.96       Mount Street US (Georgia) LLP, as Special Servicer of The Colonnade Office Complex Mortgage Loan on and after October, 30, 2023 (Omitted. See Explanatory Notes.)

33.97       Wells Fargo Bank, National Association, as Trustee of The Colonnade Office Complex Mortgage Loan (Omitted. See Explanatory Notes.)

33.98       Wells Fargo Bank, National Association, as Custodian of The Colonnade Office Complex Mortgage Loan (see Exhibit 33.5)

33.99       Park Bridge Lender Services LLC, as Operating Advisor of The Colonnade Office Complex Mortgage Loan (see Exhibit 33.81)

33.100     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.101     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Southern Motion Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.102     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Southern Motion Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.103     Wells Fargo Bank, National Association, as Trustee of the Southern Motion Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.104     Wells Fargo Bank, National Association, as Custodian of the Southern Motion Industrial Portfolio Mortgage Loan (see Exhibit 33.5)

33.105     Park Bridge Lender Services LLC, as Operating Advisor of the Southern Motion Industrial Portfolio Mortgage Loan (see Exhibit 33.81)

33.106     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.107     Wells Fargo Bank, National Association, as Primary Servicer of the Goodyear Portfolio Mortgage Loan (see Exhibit 33.65)

33.108     Rialto Capital Advisors, LLC, as Special Servicer of the Goodyear Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.109     Wilmington Trust, National Association, as Trustee of the Goodyear Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.110     Wells Fargo Bank, National Association, as Custodian of the Goodyear Portfolio Mortgage Loan (see Exhibit 33.5)

33.111     Park Bridge Lender Services LLC, as Operating Advisor of the Goodyear Portfolio Mortgage Loan (see Exhibit 33.81)

33.112     CoreLogic Solutions, LLC, as Servicing Function Participant of the Goodyear Portfolio Mortgage Loan (see Exhibit 33.69)

33.113     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.114     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the GNL Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.115     LNR Partners, LLC, as Special Servicer of the GNL Industrial Portfolio Mortgage Loan

33.116     Wells Fargo Bank, National Association, as Trustee of the GNL Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.117     Wells Fargo Bank, National Association, as Custodian of the GNL Industrial Portfolio Mortgage Loan (see Exhibit 33.5)

33.118     Pentalpha Surveillance LLC, as Operating Advisor of the GNL Industrial Portfolio Mortgage Loan (see Exhibit 33.6)

33.119     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.120     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (see Exhibit 33.1)

33.121     LNR Partners, LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (see Exhibit 33.115)

33.122     Wells Fargo Bank, National Association, as Trustee of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (Omitted. See Explanatory Notes.)

33.123     Wells Fargo Bank, National Association, as Custodian of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (see Exhibit 33.5)

33.124     Pentalpha Surveillance LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (see Exhibit 33.6)

33.125     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to May 10, 2023 (see Exhibit 34.1)

34.3         K-Star Asset Management LLC, as Special Servicer on and after May 10, 2023

34.4         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Pentalpha Surveillance LLC, as Operating Advisor

34.7         KeyBank National Association, as Primary Servicer

34.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.10       KeyBank National Association, as Primary Servicer of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 34.7)

34.11       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the SSTII Self Storage Portfolio II Mortgage Loan prior to May 10, 2023 (see Exhibit 34.1)

34.12       K-Star Asset Management LLC, as Special Servicer of the SSTII Self Storage Portfolio II Mortgage Loan on and after May 10, 2023 (see Exhibit 34.3)

34.13       Wells Fargo Bank, National Association, as Trustee of the SSTII Self Storage Portfolio II Mortgage Loan (Omitted. See Explanatory Notes.)

34.14       Wells Fargo Bank, National Association, as Custodian of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 34.5)

34.15       Pentalpha Surveillance LLC, as Operating Advisor of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 34.6)

34.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Vanguard Portfolio Mortgage Loan (see Exhibit 34.1)

34.18       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Vanguard Portfolio Mortgage Loan (see Exhibit 34.1)

34.19       Wells Fargo Bank, National Association, as Trustee of the Vanguard Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Wells Fargo Bank, National Association, as Custodian of the Vanguard Portfolio Mortgage Loan (see Exhibit 34.5)

34.21       Pentalpha Surveillance LLC, as Operating Advisor of the Vanguard Portfolio Mortgage Loan (see Exhibit 34.6)

34.22       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.23       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SWVP Portfolio Mortgage Loan (see Exhibit 34.1)

34.24       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the SWVP Portfolio Mortgage Loan prior to May 10, 2023 (see Exhibit 34.1)

34.25       K-Star Asset Management LLC, as Special Servicer of the SWVP Portfolio Mortgage Loan on and after May 10, 2023 (see Exhibit 34.3)

34.26       Wells Fargo Bank, National Association, as Trustee of the SWVP Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.27       Wells Fargo Bank, National Association, as Custodian of the SWVP Portfolio Mortgage Loan (see Exhibit 34.5)

34.28       Pentalpha Surveillance LLC, as Operating Advisor of the SWVP Portfolio Mortgage Loan (see Exhibit 34.6)

34.29       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.30       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Inland Devon Self Storage Portfolio Mortgage Loan (see Exhibit 34.1)

34.31       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Inland Devon Self Storage Portfolio Mortgage Loan prior to May 10, 2023 (see Exhibit 34.1)

34.32       K-Star Asset Management LLC, as Special Servicer of the Inland Devon Self Storage Portfolio Mortgage Loan on and after May 10, 2023 (see Exhibit 34.3)

34.33       Wells Fargo Bank, National Association, as Trustee of the Inland Devon Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Wells Fargo Bank, National Association, as Custodian of the Inland Devon Self Storage Portfolio Mortgage Loan (see Exhibit 34.5)

34.35       Pentalpha Surveillance LLC, as Operating Advisor of the Inland Devon Self Storage Portfolio Mortgage Loan (see Exhibit 34.6)

34.36       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.37       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Wolverine Portfolio Mortgage Loan (see Exhibit 34.1)

34.38       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Wolverine Portfolio Mortgage Loan prior to May 10, 2023 (see Exhibit 34.1)

34.39       K-Star Asset Management LLC, as Special Servicer of the Wolverine Portfolio Mortgage Loan on and after May 10, 2023 (see Exhibit 34.3)

34.40       Wells Fargo Bank, National Association, as Trustee of the Wolverine Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.41       Wells Fargo Bank, National Association, as Custodian of the Wolverine Portfolio Mortgage Loan (see Exhibit 34.5)

34.42       Pentalpha Surveillance LLC, as Operating Advisor of the Wolverine Portfolio Mortgage Loan (see Exhibit 34.6)

34.43       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.44       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Kings Mountain Center Mortgage Loan (see Exhibit 34.1)

34.45       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Kings Mountain Center Mortgage Loan prior to May 10, 2023 (see Exhibit 34.1)

34.46       K-Star Asset Management LLC, as Special Servicer of the Kings Mountain Center Mortgage Loan on and after May 10, 2023 (see Exhibit 34.3)

34.47       Wells Fargo Bank, National Association, as Trustee of the Kings Mountain Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       Wells Fargo Bank, National Association, as Custodian of the Kings Mountain Center Mortgage Loan (see Exhibit 34.5)

34.49       Pentalpha Surveillance LLC, as Operating Advisor of the Kings Mountain Center Mortgage Loan (see Exhibit 34.6)

34.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.51       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Patuxent Crossing Mortgage Loan (see Exhibit 34.1)

34.52       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Patuxent Crossing Mortgage Loan prior to May 10, 2023 (see Exhibit 34.1)

34.53       K-Star Asset Management LLC, as Special Servicer of the Patuxent Crossing Mortgage Loan on and after May 10, 2023 (see Exhibit 34.3)

34.54       Wells Fargo Bank, National Association, as Trustee of the Patuxent Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

34.55       Wells Fargo Bank, National Association, as Custodian of the Patuxent Crossing Mortgage Loan (see Exhibit 34.5)

34.56       Pentalpha Surveillance LLC, as Operating Advisor of the Patuxent Crossing Mortgage Loan (see Exhibit 34.6)

34.57       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.58       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Block Northway Mortgage Loan (see Exhibit 34.1)

34.59       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Block Northway Mortgage Loan prior to May 10, 2023 (see Exhibit 34.1)

34.60       K-Star Asset Management LLC, as Special Servicer of The Block Northway Mortgage Loan on and after May 10, 2023 (see Exhibit 34.3)

34.61       Wells Fargo Bank, National Association, as Trustee of The Block Northway Mortgage Loan (Omitted. See Explanatory Notes.)

34.62       Wells Fargo Bank, National Association, as Custodian of The Block Northway Mortgage Loan (see Exhibit 34.5)

34.63       Pentalpha Surveillance LLC, as Operating Advisor of The Block Northway Mortgage Loan (see Exhibit 34.6)

34.64       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.65       Wells Fargo Bank, National Association, as Primary Servicer of the Christiana Mall Mortgage Loan

34.66       Wells Fargo Bank, National Association, as Special Servicer of the Christiana Mall Mortgage Loan (see Exhibit 34.65)

34.67       Wilmington Trust, National Association, as Trustee of the Christiana Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.68       Wells Fargo Bank, National Association, as Custodian of the Christiana Mall Mortgage Loan (see Exhibit 34.5)

34.69       CoreLogic Solutions, LLC, as Servicing Function Participant of the Christiana Mall Mortgage Loan

34.70       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.71       Wells Fargo Bank, National Association, as Primary Servicer of the 787 Eleventh Avenue Mortgage Loan (see Exhibit 34.65)

34.72       Situs Holdings, LLC, as Special Servicer of the 787 Eleventh Avenue Mortgage Loan

34.73       Wilmington Trust, National Association, as Trustee of the 787 Eleventh Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.74       Wells Fargo Bank, National Association, as Custodian of the 787 Eleventh Avenue Mortgage Loan (see Exhibit 34.5)

34.75       CoreLogic Solutions, LLC, as Servicing Function Participant of the 787 Eleventh Avenue Mortgage Loan (see Exhibit 34.69)

34.76       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.77       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (see Exhibit 34.1)

34.78       3650 REIT Loan Servicing LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (Omitted. See Explanatory Notes.)

34.79       Wells Fargo Bank, National Association, as Trustee of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (Omitted. See Explanatory Notes.)

34.80       Wells Fargo Bank, National Association, as Custodian of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (see Exhibit 34.5)

34.81       Park Bridge Lender Services LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan

34.82       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.83       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 34.1)

34.84       Rialto Capital Advisors, LLC, as Special Servicer of the ILPT Hawaii Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.85       Wells Fargo Bank, National Association, as Trustee of the ILPT Hawaii Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.86       Wells Fargo Bank, National Association, as Custodian of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 34.5)

34.87       Park Bridge Lender Services LLC, as Operating Advisor of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 34.81)

34.88       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.89       KeyBank National Association, as Primary Servicer of the NEMA San Francisco Mortgage Loan (see Exhibit 34.7)

34.90       Situs Holdings, LLC, as Special Servicer of the NEMA San Francisco Mortgage Loan (see Exhibit 34.72)

34.91       Wells Fargo Bank, National Association, as Trustee of the NEMA San Francisco Mortgage Loan (Omitted. See Explanatory Notes.)

34.92       Wells Fargo Bank, National Association, as Custodian of the NEMA San Francisco Mortgage Loan (see Exhibit 34.5)

34.93       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.94       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Colonnade Office Complex Mortgage Loan (see Exhibit 34.1)

34.95       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Colonnade Office Complex Mortgage Loan prior to October 30, 2023 (see Exhibit 34.1)

34.96       Mount Street US (Georgia) LLP, as Special Servicer of The Colonnade Office Complex Mortgage Loan on and after October, 30, 2023 (Omitted. See Explanatory Notes.)

34.97       Wells Fargo Bank, National Association, as Trustee of The Colonnade Office Complex Mortgage Loan (Omitted. See Explanatory Notes.)

34.98       Wells Fargo Bank, National Association, as Custodian of The Colonnade Office Complex Mortgage Loan (see Exhibit 34.5)

34.99       Park Bridge Lender Services LLC, as Operating Advisor of The Colonnade Office Complex Mortgage Loan (see Exhibit 34.81)

34.100     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.101     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Southern Motion Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.102     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Southern Motion Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.103     Wells Fargo Bank, National Association, as Trustee of the Southern Motion Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.104     Wells Fargo Bank, National Association, as Custodian of the Southern Motion Industrial Portfolio Mortgage Loan (see Exhibit 34.5)

34.105     Park Bridge Lender Services LLC, as Operating Advisor of the Southern Motion Industrial Portfolio Mortgage Loan (see Exhibit 34.81)

34.106     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.107     Wells Fargo Bank, National Association, as Primary Servicer of the Goodyear Portfolio Mortgage Loan (see Exhibit 34.65)

34.108     Rialto Capital Advisors, LLC, as Special Servicer of the Goodyear Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.109     Wilmington Trust, National Association, as Trustee of the Goodyear Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.110     Wells Fargo Bank, National Association, as Custodian of the Goodyear Portfolio Mortgage Loan (see Exhibit 34.5)

34.111     Park Bridge Lender Services LLC, as Operating Advisor of the Goodyear Portfolio Mortgage Loan (see Exhibit 34.81)

34.112     CoreLogic Solutions, LLC, as Servicing Function Participant of the Goodyear Portfolio Mortgage Loan (see Exhibit 34.69)

34.113     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.114     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the GNL Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.115     LNR Partners, LLC, as Special Servicer of the GNL Industrial Portfolio Mortgage Loan

34.116     Wells Fargo Bank, National Association, as Trustee of the GNL Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.117     Wells Fargo Bank, National Association, as Custodian of the GNL Industrial Portfolio Mortgage Loan (see Exhibit 34.5)

34.118     Pentalpha Surveillance LLC, as Operating Advisor of the GNL Industrial Portfolio Mortgage Loan (see Exhibit 34.6)

34.119     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.120     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (see Exhibit 34.1)

34.121     LNR Partners, LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (see Exhibit 34.115)

34.122     Wells Fargo Bank, National Association, as Trustee of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (Omitted. See Explanatory Notes.)

34.123     Wells Fargo Bank, National Association, as Custodian of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (see Exhibit 34.5)

34.124     Pentalpha Surveillance LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (see Exhibit 34.6)

34.125     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to May 10, 2023 (see Exhibit 35.1)

35.3         K-Star Asset Management LLC, as Special Servicer on and after May 10, 2023

35.4         Wells Fargo Bank, National Association, as Certificate Administrator

35.5         KeyBank National Association, as Primary Servicer

35.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.7         KeyBank National Association, as Primary Servicer of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 35.5)

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the SSTII Self Storage Portfolio II Mortgage Loan prior to May 10, 2023 (see Exhibit 35.1)

35.9         K-Star Asset Management LLC, as Special Servicer of the SSTII Self Storage Portfolio II Mortgage Loan on and after May 10, 2023 (see Exhibit 35.3)

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

35.12       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SWVP Portfolio Mortgage Loan (see Exhibit 35.1)

35.13       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the SWVP Portfolio Mortgage Loan prior to May 10, 2023 (see Exhibit 35.1)

35.14       K-Star Asset Management LLC, as Special Servicer of the SWVP Portfolio Mortgage Loan on and after May 10, 2023 (see Exhibit 35.3)

35.15       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Inland Devon Self Storage Portfolio Mortgage Loan (see Exhibit 35.1)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Inland Devon Self Storage Portfolio Mortgage Loan prior to May 10, 2023 (see Exhibit 35.1)

35.17       K-Star Asset Management LLC, as Special Servicer of the Inland Devon Self Storage Portfolio Mortgage Loan on and after May 10, 2023 (see Exhibit 35.3)

35.18       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Wolverine Portfolio Mortgage Loan (see Exhibit 35.1)

35.19       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Wolverine Portfolio Mortgage Loan prior to May 10, 2023 (see Exhibit 35.1)

35.20       K-Star Asset Management LLC, as Special Servicer of the Wolverine Portfolio Mortgage Loan on and after May 10, 2023 (see Exhibit 35.3)

35.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Kings Mountain Center Mortgage Loan (see Exhibit 35.1)

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Kings Mountain Center Mortgage Loan prior to May 10, 2023 (see Exhibit 35.1)

35.23       K-Star Asset Management LLC, as Special Servicer of the Kings Mountain Center Mortgage Loan on and after May 10, 2023 (see Exhibit 35.3)

35.24       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Patuxent Crossing Mortgage Loan (see Exhibit 35.1)

35.25       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Patuxent Crossing Mortgage Loan prior to May 10, 2023 (see Exhibit 35.1)

35.26       K-Star Asset Management LLC, as Special Servicer of the Patuxent Crossing Mortgage Loan on and after May 10, 2023 (see Exhibit 35.3)

35.27       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Block Northway Mortgage Loan (see Exhibit 35.1)

35.28       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Block Northway Mortgage Loan prior to May 10, 2023 (see Exhibit 35.1)

35.29       K-Star Asset Management LLC, as Special Servicer of The Block Northway Mortgage Loan on and after May 10, 2023 (see Exhibit 35.3)

35.30       Wells Fargo Bank, National Association, as Primary Servicer of the Christiana Mall Mortgage Loan

35.31       Wells Fargo Bank, National Association, as Special Servicer of the Christiana Mall Mortgage Loan (see Exhibit 35.30)

35.32       Wells Fargo Bank, National Association, as Primary Servicer of the 787 Eleventh Avenue Mortgage Loan (see Exhibit 35.30)

35.33       Situs Holdings, LLC, as Special Servicer of the 787 Eleventh Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.34       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (see Exhibit 35.1)

35.35       3650 REIT Loan Servicing LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (Omitted. See Explanatory Notes.)

35.36       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 35.1)

35.37       Rialto Capital Advisors, LLC, as Special Servicer of the ILPT Hawaii Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.38       KeyBank National Association, as Primary Servicer of the NEMA San Francisco Mortgage Loan (see Exhibit 35.5)

35.39       Situs Holdings, LLC, as Special Servicer of the NEMA San Francisco Mortgage Loan (Omitted. See Explanatory Notes.)

35.40       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Colonnade Office Complex Mortgage Loan (see Exhibit 35.1)

35.41       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Colonnade Office Complex Mortgage Loan prior to October 30, 2023 (see Exhibit 35.1)

35.42       Mount Street US (Georgia) LLP, as Special Servicer of The Colonnade Office Complex Mortgage Loan on and after October, 30, 2023 (Omitted. See Explanatory Notes.)

35.43       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Southern Motion Industrial Portfolio Mortgage Loan (see Exhibit 35.1)

35.44       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Southern Motion Industrial Portfolio Mortgage Loan (see Exhibit 35.1)

35.45       Wells Fargo Bank, National Association, as Primary Servicer of the Goodyear Portfolio Mortgage Loan (see Exhibit 35.30)

35.46       Rialto Capital Advisors, LLC, as Special Servicer of the Goodyear Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.47       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the GNL Industrial Portfolio Mortgage Loan (see Exhibit 35.1)

35.48       LNR Partners, LLC, as Special Servicer of the GNL Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.49       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (see Exhibit 35.1)

35.50       LNR Partners, LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (Omitted. See Explanatory Notes.)

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

99.4         Mortgage Loan Purchase Agreement, dated as of May 17, 2019, between Barclays Commercial Mortgage Securities LLC and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on June 11, 2019 under Commission File No. 333-226850-02 and incorporated by reference herein).

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

Date: March 15, 2024