Form 10-K
period 2024-12-31
BBCMS Mortgage Trust 2019-C3
filed 2025-03-14
CIK 1772527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the special servicer of the Vanguard Portfolio Mortgage Loan, the primary servicer of the GNL Industrial Portfolio Mortgage Loan, The Colonnade Office Complex Mortgage Loan, the ExchangeRight Net Leased Portfolio 26 Mortgage Loan, the ExchangeRight Net Leased Portfolio 24 Mortgage Loan and the ILPT Hawaii Portfolio Mortgage Loan and the primary servicer and special servicer of the Southern Motion Industrial Portfolio Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the primary servicer of the 787 Eleventh Avenue Mortgage Loan, the Goodyear Portfolio Mortgage Loan and the Christiana Mall Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the 787 Eleventh Avenue Mortgage Loan, the NEMA San Francisco Mortgage Loan, the ExchangeRight Net Leased Portfolio 24 Mortgage Loan, the ILPT Hawaii Portfolio Mortgage Loan, the Goodyear Portfolio Mortgage Loan, the GNL Industrial Portfolio Mortgage Loan, the ExchangeRight Net Leased Portfolio 26 Mortgage Loan and The Colonnade Office Complex Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of 3650 REIT Loan Servicing LLC as special servicer of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the ILPT Hawaii Portfolio Mortgage Loan and the Goodyear Portfolio Mortgage Loan and Mount Street US (Georgia) LLP as special servicer of The Colonnade Office Complex Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Situs Holdings, LLC as special servicer of the 787 Eleventh Avenue Mortgage Loan and the NEMA San Francisco Mortgage Loan, 3650 REIT Loan Servicing LLC as special servicer of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the ILPT Hawaii Portfolio Mortgage Loan and the Goodyear Portfolio Mortgage Loan, LNR Partners, LLC as special servicer of the GNL Industrial Portfolio Mortgage Loan and the ExchangeRight Net Leased Portfolio 26 Mortgage Loan and Mount Street US (Georgia) LLP as special servicer of The Colonnade Office Complex Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, trustee, and custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In October 2024, the Second Circuit denied Commerzbank AG’s appeal. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

33.2         K-Star Asset Management LLC, as Special Servicer

33.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.4         Wells Fargo Bank, National Association, as Custodian

33.5         Pentalpha Surveillance LLC, as Operating Advisor

33.6         KeyBank National Association, as Primary Servicer

33.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.9       KeyBank National Association, as Primary Servicer of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 33.6)

33.10       K-Star Asset Management LLC, as Special Servicer of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 33.2)

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

33.18       Wells Fargo Bank, National Association, as Custodian of the Vanguard Portfolio Mortgage Loan (see Exhibit 33.4)

33.19       Pentalpha Surveillance LLC, as Operating Advisor of the Vanguard Portfolio Mortgage Loan (see Exhibit 33.5)

33.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SWVP Portfolio Mortgage Loan (see Exhibit 33.1)

33.22       K-Star Asset Management LLC, as Special Servicer of the SWVP Portfolio Mortgage Loan (see Exhibit 33.2)

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

33.28       K-Star Asset Management LLC, as Special Servicer of the Inland Devon Self Storage Portfolio Mortgage Loan (see Exhibit 33.2)

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

33.34       K-Star Asset Management LLC, as Special Servicer of the Wolverine Portfolio Mortgage Loan (see Exhibit 33.2)

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

33.40       K-Star Asset Management LLC, as Special Servicer of the Kings Mountain Center Mortgage Loan (see Exhibit 33.2)

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

33.46       K-Star Asset Management LLC, as Special Servicer of the Patuxent Crossing Mortgage Loan (see Exhibit 33.2)

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

33.48       Wells Fargo Bank, National Association, as Custodian of the Patuxent Crossing Mortgage Loan (see Exhibit 33.4)

33.49       Pentalpha Surveillance LLC, as Operating Advisor of the Patuxent Crossing Mortgage Loan (see Exhibit 33.5)

33.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.51       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Block Northway Mortgage Loan (see Exhibit 33.1)

33.52       K-Star Asset Management LLC, as Special Servicer of The Block Northway Mortgage Loan (see Exhibit 33.2)

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

33.87       Mount Street US (Georgia) LLP, as Special Servicer of The Colonnade Office Complex Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.106     LNR Partners, LLC, as Special Servicer of the GNL Industrial Portfolio Mortgage Loan

33.107     Wells Fargo Bank, National Association, as Trustee of the GNL Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.108     Wells Fargo Bank, National Association, as Custodian of the GNL Industrial Portfolio Mortgage Loan (see Exhibit 33.4)

33.109     Pentalpha Surveillance LLC, as Operating Advisor of the GNL Industrial Portfolio Mortgage Loan (see Exhibit 33.5)

33.110     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.111     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (see Exhibit 33.1)

33.112     LNR Partners, LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (see Exhibit 33.106)

33.113     Wells Fargo Bank, National Association, as Trustee of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (Omitted. See Explanatory Notes.)

33.114     Wells Fargo Bank, National Association, as Custodian of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (see Exhibit 33.4)

33.115     Pentalpha Surveillance LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (see Exhibit 33.5)

33.116     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.2         K-Star Asset Management LLC, as Special Servicer

34.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.4         Wells Fargo Bank, National Association, as Custodian

34.5         Pentalpha Surveillance LLC, as Operating Advisor

34.6         KeyBank National Association, as Primary Servicer

34.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.9       KeyBank National Association, as Primary Servicer of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 34.6)

34.10       K-Star Asset Management LLC, as Special Servicer of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 34.2)

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

34.18       Wells Fargo Bank, National Association, as Custodian of the Vanguard Portfolio Mortgage Loan (see Exhibit 34.4)

34.19       Pentalpha Surveillance LLC, as Operating Advisor of the Vanguard Portfolio Mortgage Loan (see Exhibit 34.5)

34.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SWVP Portfolio Mortgage Loan (see Exhibit 34.1)

34.22       K-Star Asset Management LLC, as Special Servicer of the SWVP Portfolio Mortgage Loan (see Exhibit 34.2)

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

34.28       K-Star Asset Management LLC, as Special Servicer of the Inland Devon Self Storage Portfolio Mortgage Loan (see Exhibit 34.2)

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

34.34       K-Star Asset Management LLC, as Special Servicer of the Wolverine Portfolio Mortgage Loan (see Exhibit 34.2)

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

34.40       K-Star Asset Management LLC, as Special Servicer of the Kings Mountain Center Mortgage Loan (see Exhibit 34.2)

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

34.46       K-Star Asset Management LLC, as Special Servicer of the Patuxent Crossing Mortgage Loan (see Exhibit 34.2)

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

34.48       Wells Fargo Bank, National Association, as Custodian of the Patuxent Crossing Mortgage Loan (see Exhibit 34.4)

34.49       Pentalpha Surveillance LLC, as Operating Advisor of the Patuxent Crossing Mortgage Loan (see Exhibit 34.5)

34.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.51       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Block Northway Mortgage Loan (see Exhibit 34.1)

34.52       K-Star Asset Management LLC, as Special Servicer of The Block Northway Mortgage Loan (see Exhibit 34.2)

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

34.87       Mount Street US (Georgia) LLP, as Special Servicer of The Colonnade Office Complex Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.106     LNR Partners, LLC, as Special Servicer of the GNL Industrial Portfolio Mortgage Loan

34.107     Wells Fargo Bank, National Association, as Trustee of the GNL Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.108     Wells Fargo Bank, National Association, as Custodian of the GNL Industrial Portfolio Mortgage Loan (see Exhibit 34.4)

34.109     Pentalpha Surveillance LLC, as Operating Advisor of the GNL Industrial Portfolio Mortgage Loan (see Exhibit 34.5)

34.110     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.111     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (see Exhibit 34.1)

34.112     LNR Partners, LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (see Exhibit 34.106)

34.113     Wells Fargo Bank, National Association, as Trustee of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (Omitted. See Explanatory Notes.)

34.114     Wells Fargo Bank, National Association, as Custodian of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (see Exhibit 34.4)

34.115     Pentalpha Surveillance LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (see Exhibit 34.5)

34.116     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         K-Star Asset Management LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         KeyBank National Association, as Primary Servicer

35.5         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.6         KeyBank National Association, as Primary Servicer of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 35.4)

35.7         K-Star Asset Management LLC, as Special Servicer of the SSTII Self Storage Portfolio II Mortgage Loan (see Exhibit 35.2)

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

35.10       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SWVP Portfolio Mortgage Loan (see Exhibit 35.1)

35.11       K-Star Asset Management LLC, as Special Servicer of the SWVP Portfolio Mortgage Loan (see Exhibit 35.2)

35.12       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Inland Devon Self Storage Portfolio Mortgage Loan (see Exhibit 35.1)

35.13       K-Star Asset Management LLC, as Special Servicer of the Inland Devon Self Storage Portfolio Mortgage Loan (see Exhibit 35.2)

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Wolverine Portfolio Mortgage Loan (see Exhibit 35.1)

35.15       K-Star Asset Management LLC, as Special Servicer of the Wolverine Portfolio Mortgage Loan (see Exhibit 35.2)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Kings Mountain Center Mortgage Loan (see Exhibit 35.1)

35.17       K-Star Asset Management LLC, as Special Servicer of the Kings Mountain Center Mortgage Loan (see Exhibit 35.2)

35.18       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Patuxent Crossing Mortgage Loan (see Exhibit 35.1)

35.19       K-Star Asset Management LLC, as Special Servicer of the Patuxent Crossing Mortgage Loan (see Exhibit 35.2)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Block Northway Mortgage Loan (see Exhibit 35.1)

35.21       K-Star Asset Management LLC, as Special Servicer of The Block Northway Mortgage Loan (see Exhibit 35.2)

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

35.33       Mount Street US (Georgia) LLP, as Special Servicer of The Colonnade Office Complex Mortgage Loan (Omitted. See Explanatory Notes.)

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

35.39       LNR Partners, LLC, as Special Servicer of the GNL Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.40       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (see Exhibit 35.1)

35.41       LNR Partners, LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio 26 Mortgage Loan (Omitted. See Explanatory Notes.)

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

/s/ Daniel Schmidt

Daniel Schmidt, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 14, 2025